Form 10QSB
period 1995-03-31
WINDSOR PARK PROPERTIES 4
filed 1995-05-11
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


       For the quarterly period ended     March 31, 1995
                                      -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



       For the transition period from _________________ to ________________


       Commission file number   0-15700
                             ----------------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                                      33-0202608
- --------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
   ------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
   ------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----
Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


                                    PART II
                                    -------


Item 6.   Exhibits and Reports on Form 8-K                                   10



          SIGNATURE

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                               March 31, 1995
                                                               --------------
ASSETS
- ------

Property held for investment:
  Land                                                         $    1,322,700
  Buildings and improvements                                        6,218,300
  Fixtures and equipment                                               72,600
                                                               --------------

                                                                    7,613,600
Less accumulated depreciation                                      (2,812,100)
                                                               --------------

                                                                    4,801,500

Investments in joint ventures                                       2,470,800
Cash and cash equivalents                                             356,300
Other assets                                                           66,600
                                                               --------------

                                                               $    7,695,200
                                                               ==============


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Accounts payable                                             $       28,800
  Accrued liabilities                                                  34,200
  Tenant deposits and other liabilities                                23,400
                                                               --------------

                                                                       86,400
                                                               --------------

Partners' equity:
  Limited partners                                                  7,711,500
  General partners                                                   (102,700)
                                                               --------------

                                                                    7,608,800
                                                               --------------

                                                               $    7,695,200
                                                               ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                1995              1994
                                             -----------      -----------
REVENUES
- --------

Rent and utilities                           $   258,300      $   259,900
Equity in earnings of joint ventures              18,900           13,100
Interest                                           4,300            1,200
Other                                             23,200           11,500
                                             -----------      -----------

                                                 304,700          285,700
                                             -----------      -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                         166,900          151,500
Depreciation and amortization                     73,200           80,900
General and administrative:
  Related parties                                 18,900           19,200
  Other                                           17,500           11,300
                                             -----------      -----------

                                                 276,500          262,900
                                             -----------      -----------

Net income                                   $    28,200      $    22,800
                                             ===========      ===========

Net income - general partners                $       300      $       200
                                             ===========      ===========

Net income - limited partners                $    27,900      $    22,600
                                             ===========      ===========

Net income per limited partnership unit      $      0.14      $      0.11
                                             ===========      ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                 Three Months Ended March 31,
                                                -------------------------------
                                                    1995               1994
                                                ------------       ------------
Cash flows from operating activities:
  Net income                                    $     28,200       $     22,800
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                     73,200             80,900
    Equity in earnings of joint ventures             (18,900)           (13,100)
    Joint ventures' cash distributions                18,900             13,100
    Gain on sale of property held for investment     (18,000)

    Changes in operating assets and liabilities:
      Other assets                                     7,900             59,400
      Accounts payable                                 2,600               (300)
      Accrued liabilities                             18,700             17,300
      Tenant deposits and other liabilities             (600)            (3,600)
                                                ------------       ------------

Net cash provided by operating activities            112,000            176,500
                                                ------------       ------------

Cash flows from investing activities:
  Joint ventures' cash distributions                  46,300             33,400
  Increase in property held for investment           (22,700)            (7,100)
  Proceeds from sale of property held for
    investment                                        31,700
                                                ------------       ------------
Net cash provided by investing activities             55,300             26,300
                                                ------------       ------------

Cash flows from financing activities:
  Cash distributions                                (113,100)          (136,400)
  Repurchase of limited partnership units             (1,100)
                                                ------------       ------------

Net cash used in financing activities               (114,200)          (136,400)
                                                ------------       ------------

Net increase in cash and cash equivalents             53,100             66,400

Cash and cash equivalents at beginning
  of period                                          303,200            251,500
                                                ------------       ------------

Cash and cash equivalents at end of period      $    356,300       $    317,900
                                                ============       ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1995 and the related statements of operations and of cash flows for the three months ended March 31, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities. The combined condensed results of operations of these properties for the three months ended March 31, 1995 and 1994 follows:

                                             1995          1994
                                        -----------   -----------
      Total revenues                    $   219,200   $   195,900
                                        -----------   -----------
      Expenses:
        Property operating                  127,600       115,400
        Depreciation                         65,200        63,000
                                        -----------   -----------

                                            192,800       178,400
                                        -----------   -----------

      Net income                        $    26,400   $    17,500
                                        ===========   ===========

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
- ------------------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1995 and 1994 was 200,984 and 201,000, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation.)

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three months ended March 31, 1994, WAMI received fees of $13,200. WAMI received no fees during the three months ended March 31, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $21,300 and $23,300 for such costs during the three months ended March 31, 1995 and 1994, respectively.

Liquidation Stage
- -----------------

The General Partners receive 1 percent of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15 percent after the Limited Partners have received their original invested capital plus a 9 percent cumulative, non-compounded, annual return.

During the three months ended March 31, 1995 and 1994, the General Partners received cash distributions of $1,100 and $1,400, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1995 and 1994 follows:

                                  1995                     1994
                          ---------------------    ----------------------
                                          Per                      Per
                             Amount       Unit       Amount        Unit
                          ----------    -------    ----------    --------
Net income
 - limited partners       $   27,900    $  0.14    $   22,600    $   0.11
Return of capital             84,100       0.42       112,400        0.56
                          ----------    -------    ----------    --------

                          $  112,000    $  0.56    $  135,000    $   0.67
                          ==========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

March 31, 1995 as compared to December 31, 1994
- -----------------------------------------------

The Partnership's primary source of cash during the three months ended March 31, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1994. Partners' equity decreased from $7,694,800 at December 31, 1994 to $7,608,800 at March 31, 1995 due to cash distributions of $113,100 and repurchased limited partner units of $1,100 exceeding net income of $28,200.

In March 1995, through a proxy vote of the limited partners, an amendment to the Agreement of Limited Partnership was approved permitting the financing of currently owned manufactured home communities and the reinvestment of financing proceeds into newly acquired manufactured home communities to be purchased with permanent mortgage financing. Overall Partnership mortgage financing will not exceed 55% of the value of existing and newly acquired properties.

The General Partners are currently evaluating financing proposals and new property acquisitions. A decision has not yet been made as to whether the current property portfolio will be financed and new properties acquired.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, possibly mortgage financing and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners and possibly debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Three months ended March 31, 1995 as compared to three months ended
- -------------------------------------------------------------------
March 31, 1994
- --------------

The Partnership realized net income of $28,200 and $22,800 for the three months ended March 31, 1995 and 1994, respectively. Net income per limited partnership unit was $0.14 in 1995 and $0.11 in 1994.

Rent and utilities revenues remained level at $258,300 in 1995 and $259,900 in 1994.

Equity in earnings of joint ventures, which reflects the Partnership's share of net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $18,900 and $13,100 for the three months ended March 31, 1995 and 1994, respectively. The increase in 1995 is due primarily to occupancy increases at both properties. Big Country increased occupancy from 72% at March 31, 1994 to 79% at March 31, 1995; while Harmony Ranch increased occupancy from 87% at March 31, 1994 to 93% at March 31, 1995. In addition, Harmony Ranch implemented an $8 per month rent raise effective October 1994.

Other revenues increased from $11,500 in 1994 to $23,200 in 1995 due mainly to $18,000 in gains recognized from the sale of five mobile homes at Partnership properties.

Property operating costs increased from $151,500 in 1994 to $166,900 in 1995 due mainly to higher utilities and salaries expense.

Depreciation and amortization expense decreased from $80,900 in 1994 to $73,200 in 1995. The decrease is due mainly to a $1,000,000 provision for estimated loss in value of the Sunrise Village manufactured home community recorded in December 1994. A portion of the provision was allocated to the depreciable basis of the property, thereby reducing future depreciation expense.

General and administrative expense increased from $30,500 in 1994 to $36,400 in 1995 due mainly to higher printing and postage costs associated with the proxy vote of the limited partners, as discussed previously.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)     Exhibits and Index of Exhibits

            (27)  Financial Data Schedule

    (b)     Reports on Form 8-K

            There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WINDSOR PARK PROPERTIES 4,
                                A California Limited Partnership
                                ---------------------------------
                                          (Registrant)

                                By:  The Windsor Corporation, General Partner



                                By /s/ John A. Coseo, Jr.
                                   -------------------------------------------
                                   JOHN A. COSEO, JR.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)


Date:  May 10, 1995