Form 10QSB
period 1995-06-30
WINDSOR PARK PROPERTIES 4
filed 1995-08-11
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     June 30, 1995
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from                    to
                                   ------------------    ----------------------

    Commission file number       0-15700
                             ----------------------------------------------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               California                                   33-0202608
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                   Identification No.)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (619) 746-2411
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [_]
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                               Page
                                                               ----

Item 1.  Financial Statements                                    3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                        11

          SIGNATURE

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                            June 30, 1995
                                            -------------


ASSETS
- ------

Property held for investment:
  Land                                       $    1,322,700
  Buildings and improvements                      6,233,700
  Fixtures and equipment                             73,000
                                             --------------

                                                  7,629,400
Less accumulated depreciation                    (2,877,900)
                                             --------------

                                                  4,751,500

Investments in joint ventures                     2,443,500
Cash and cash equivalents                           351,700
Other assets                                         46,500
                                             --------------

                                             $    7,593,200
                                             ==============


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Accounts payable                           $       15,600
  Accrued liabilities                                59,300
  Tenant deposits and other liabilities              27,500
                                             --------------

                                                    102,400
                                             --------------
Partners' equity:
  Limited partners                                7,594,600
  General partners                                 (103,800)
                                             --------------

                                                  7,490,800
                                             --------------

                                             $    7,593,200
                                             ==============

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 4
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (unaudited)

                                                   Three Months Ended June 30,
                                                   --------------------------

                                                       1995           1994
                                                    -----------   -----------

REVENUES
- --------

Rent and utilities                                  $   271,900   $   261,400
Equity in earnings of joint ventures                     19,700        11,100
Interest                                                  3,800         1,600
Other                                                     5,900         5,200
                                                    -----------   -----------

                                                        301,300       279,300
                                                    -----------   -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                                191,200       168,400
Depreciation and amortization                            73,700        81,200
General and administrative:
  Related parties                                        16,000        20,300
  Other                                                  12,100        13,900
                                                    -----------   -----------

                                                        293,000       283,800
                                                    -----------   -----------

Net income (loss)                                   $     8,300   $    (4,500)
                                                    ===========   ===========

Net income - general partners                       $       100   $        --
                                                    ===========   ===========

Net income (loss) - limited partners                $     8,200   $    (4,500)
                                                    ===========   ===========

Net income (loss) per limited partnership unit      $      0.04   $     (0.02)
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

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Six Months Ended June 30,
                                             -------------------------

                                                1995          1994
                                             -----------   -----------
REVENUES
- --------

Rent and utilities                           $   530,200   $   521,300
Equity in earnings of joint ventures              38,600        24,200
Interest                                           8,100         2,800
Other                                             29,100        16,700
                                             -----------   -----------

                                                 606,000       565,000
                                             -----------   -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                         358,100       319,900
Depreciation and amortization                    146,900       162,100
General and administrative:
  Related parties                                 34,900        39,500
  Other                                           29,600        25,200
                                             -----------   -----------

                                                 569,500       546,700
                                             -----------   -----------

Net income                                   $    36,500   $    18,300
                                             ===========   ===========

Net income  - general partners               $       400   $       200
                                             ===========   ===========

Net income - limited partners                $    36,100   $    18,100
                                             ===========   ===========

Net income per limited partnership unit      $      0.18   $      0.09
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

                               WINDSOR PARK PROPERTIES 4
                               -------------------------
                          (A California Limited Partnership)
                               STATEMENTS OF CASH FLOWS
                               ------------------------
                                      (unaudited)

                                                            Six Months Ended June 30,
                                                          ----------------------------
                                                              1995            1994
                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                              $     36,500    $     18,300
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              146,900         162,100
    Equity in earnings of joint ventures                       (38,600)        (24,200)
    Joint ventures' cash distributions                          38,600          24,200
    Gain on sale of property held for investment               (13,800)

    Changes in operating assets and liabilities:
      Other assets                                              28,000          71,100
      Accounts payable                                         (10,600)          5,400
      Accrued liabilities                                       43,800          41,100
      Tenant deposits and other liabilities                      3,500          (3,900)
                                                          ------------    ------------

Net cash provided by operating activities                      234,300         294,100
                                                          ------------    ------------

Cash flows from investing activities:
  Increase in property held for investment                     (55,600)        (16,800)
  Joint ventures' cash distributions                            73,600          49,000
  Proceeds from sale of property held for investment            36,700
                                                          ------------    ------------

Net cash provided by investing activities                       54,700          32,200
                                                          ------------    ------------

Cash flows from financing activities:
  Cash distributions                                          (226,300)       (272,700)
  Repurchase of limited partnership units                      (14,200)
                                                          ------------    ------------

Net cash used in financing activities                         (240,500)       (272,700)
                                                          ------------    ------------

Net increase in cash and cash equivalents                       48,500          53,600

Cash and cash equivalents at beginning of period               303,200         251,500
                                                          ------------    ------------

Cash and cash equivalents at end of period                $    351,700    $    305,100
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

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1995 and the related statements of operations for the three and six months ended June 30, 1995 and 1994 and the statements of cash flows for the six months ended June 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in two manufactured home communities. The combined condensed results of operations of these properties for the six months ended June 30, 1995 and 1994 follows:


                               1995          1994
                           -----------   -----------

      Total revenues       $   441,700   $   395,000
                           -----------   -----------
      Expenses:
      Property operating       258,100       235,400
      Depreciation             130,600       127,300
                           -----------   -----------

                               388,700       362,700
                           -----------   -----------

      Net income           $    53,000   $    32,300
                           ===========   ===========

NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
- -------------------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1995 was 200,717 and 200,850, respectively; and 201,000 for the three and six months ended June 30, 1994.

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

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and six months ended June 30, 1994, WAMI received fees of $13,300 and $26,500, respectively. WAMI received no fees during the three and six months ended June 30, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $18,200 and $21,400 for such costs during the three months ended June 30, 1995 and 1994, respectively; and $39,500 and $44,700 for the six months ended June 30, 1995 and 1994, respectively.

Liquidation Stage
- -----------------

The General Partners receive 1 percent of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15 percent after the Limited Partners have received their original invested capital plus a 9 percent cumulative, non-compounded, annual return.

During the three months ended June 30, 1995 and 1994, the General Partners received cash distributions of $1,200 and $1,300, respectively; and $2,300 and $2,700 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
- ------------------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1995 and 1994 follows:


                                   1995                     1994
                            -------------------      --------------------
                                          Per                     Per
                            Amount        Unit       Amount       Unit
                            ------        ----       ------       ----
Net income
 - limited partners       $   36,100    $  0.18    $   18,100    $   0.09
Return of capital            187,900       0.93       251,900        1.25
                          ----------    -------    ----------    --------

                          $  224,000    $  1.11    $  270,000    $   1.34
                          ==========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

June 30, 1995 as compared to December 31, 1994
- ----------------------------------------------

The Partnership's primary source of cash during the six months ended June 30, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1994. Partners' equity decreased from $7,694,800 at December 31, 1994 to $7,490,800 at June 30, 1995 due to cash distributions of $226,300 and repurchased limited partnership units of $14,200, exceeding net income of $36,500.

The General Partners are currently evaluating financing proposals and new property acquisitions. It is currently anticipated that the Partnership's existing properties will be financed and new investment properties acquired later in 1995.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, possibly mortgage financing and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners and possibly debt service and the acquisition of additional investment properties. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Three months ended June 30, 1995 as compared to three months ended June 30, 1994
- --------------------------------------------------------------------------------

The Partnership realized net income of $8,300 ($0.04 per limited partnership unit) for the three months ended June 30, 1995 and incurred a net loss of $4,500 ($0.02 per limited partnership unit) for the three months ended June 30, 1994.

Rent and utilities revenues increased from $261,400 in 1994 to $271,900 in 1995. The overall occupancy of the Partnership's two wholly-owned properties increased from 64% at June 30, 1994 to 77% at June 30, 1995, due mainly to a significant increase in occupancy at Sunset Vista in Magna, Utah.

Equity in earnings of joint ventures, which reflects the Partnership's share of net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $19,700 and $11,100 for the three months ended June 30, 1995 and 1994, respectively. The increase in 1995 is due primarily to occupancy increases at both properties. Big Country increased occupancy from 69% at June 30, 1994 to 81% at June 30, 1995; while Harmony Ranch increased occupancy from 84% at June 30, 1994 to 93% at June 30, 1995. In addition, Harmony Ranch implemented an $8 per month rent raise effective October 1994.

Depreciation and amortization expense decreased from $81,200 in 1994 to $73,700 in 1995. The decrease is due mainly to a $1,000,000 provision for estimated loss in value of the Sunrise Village manufactured home community recorded in December 1994. A portion of the provision was allocated to the depreciable basis of the property, thereby reducing future depreciation expense.

Six months ended June 30, 1995 as compared to six months ended June 30, 1994
- ----------------------------------------------------------------------------

The Partnership realized net income of $36,500 and $18,300 for the six months ended June 30, 1995 and 1994, respectively. Net income per limited partnership unit was $0.18 in 1995 and $0.09 in 1994.

Rent and utilities revenues increased from $521,300 in 1994 to $530,200 in 1995 due to occupancy level increases discussed previously.

Equity in earnings of joint ventures, which reflects the Partnership's share of net income of the Big Country Estates and Harmony Ranch manufactured home communities, was $38,600 and $24,200 for the six months ended June 30, 1995 and 1994, respectively. The reasons for the increase were discussed previously.

Property operating costs increased from $319,900 in 1994 to $358,100 in 1995 due mainly to higher utilities and salaries expense.

Depreciation and amortization expense decreased from $162,100 in 1994 to $146,900 in 1995 for the reason discussed previously.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

   (a)  Exhibits and Index of Exhibits

        (27) Financial Data Schedule

   (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WINDSOR PARK PROPERTIES 4,
                                   A California Limited Partnership
                                   --------------------------------
                                            (Registrant)


                                   By:  The Windsor Corporation, General Partner



                                   By  /s/ John A. Coseo, Jr.
                                     -----------------------------------------
                                     JOHN A. COSEO, JR.
                                     Chief Financial Officer
                                     (Principal Accounting Officer)


Date:  August 10, 1995