Form 10QSB
period 1995-09-30
WINDSOR PARK PROPERTIES 4
filed 1995-11-13
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


               For the quarterly period ended September 30, 1995
                                              ----------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from _________________ to _________________


       Commission file number  0-15700
                               ------------------------------------



          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


               California                       33-0202608
   ---------------------------------    --------------------------------
   (State or other jurisdiction of      (IRS Employer Identification No.)
   incorporation or organization)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
      -------------------------------------------------------------------
                    (Address of principal executive offices)


                                (619) 746-2411
          ----------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (_)
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10


                                    PART II
                                    -------

Item 6    Exhibits and Reports on Form 8-K                                   13


          SIGNATURE

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                             September 30, 1995
                                           ----------------------
ASSETS
------

Property held for investment:
  Land                                     $        1,322,700
  Buildings and improvements                        6,183,700
  Fixtures and equipment                               70,100
                                           ------------------

                                                    7,576,500
Less accumulated depreciation                      (2,914,500)
                                           ------------------

                                                    4,662,000
Investments in joint ventures                       2,613,800
Cash and cash equivalents                             131,600
Deposit on property                                    50,000
Other assets                                           56,300
                                           ------------------

                                           $        7,513,700
                                           ==================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
  Accounts payable                         $           22,500
  Accrued liabilities                                  89,900
  Tenant deposits and other liabilities                31,000
                                           ------------------

                                                      143,400
                                           ------------------

Partners' equity:
  Limited partners                                  7,475,300
  General partners                                   (105,000)
                                           ------------------

                                                    7,370,300
                                           ------------------

                                           $        7,513,700
                                           ==================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                               Three Months Ended September 30,
                                               --------------------------------

                                                    1995             1994
                                               --------------- -----------------
REVENUES
--------

Rent and utilities                             $      280,400   $      261,600
Equity in earnings of joint ventures                   30,900            6,600
Interest                                                3,700            2,800
Other                                                   6,900           11,900
                                               --------------   --------------

                                                      321,900          282,900
                                               --------------   --------------

COSTS AND EXPENSES
------------------

Property operating costs                              222,600          185,800
Depreciation and amortization                          74,400           81,500
General and administrative:
  Related parties                                      15,700           18,100
  Other                                                11,100            9,800
                                               --------------   --------------

                                                      323,800          295,200
                                               --------------   --------------

Operating loss                                         (1,900)         (12,300)

Gain on sale of property held for investment                           400,000
                                               --------------   --------------

Net (loss) income                              $       (1,900)  $      387,700
                                               ==============   ==============

Net (loss) income  - general partners          $         (100)  $        3,900
                                               ==============   ==============

Net (loss) income - limited partners           $       (1,800)  $      383,800
                                               ==============   ==============

Net (loss) income per limited partnership
 unit                                          $        (0.01)  $         1.91
                                               ==============   ==============

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 4
                          -------------------------
                     (A California Limited Partnership)
                          STATEMENTS OF OPERATIONS
                          ------------------------
                                 (unaudited)


                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                     1995           1994
                                                ---------------- ---------------
REVENUES
--------

Rent and utilities                              $      810,600   $     782,900
Equity in earnings of joint ventures                    69,500          30,800
Interest                                                11,800           5,600
Other                                                   36,000          28,600
                                                --------------   -------------
                                                       927,900         847,900
                                                --------------   -------------

COSTS AND EXPENSES
------------------

Property operating costs                               580,700         505,700
Depreciation and amortization                          221,300         243,600
General and administrative:
  Related parties                                       50,600          57,600
  Other                                                 40,700          35,000
                                                --------------   -------------


                                                       893,300         841,900
                                                --------------   -------------


Operating income                                        34,600           6,000

Gain on sale of property held for investment                           400,000
                                                --------------   -------------

Net income                                      $       34,600   $     406,000
                                                ==============   =============

Net income  - general partners                  $          300   $       4,100
                                                ==============   =============

Net income - limited partners                   $       34,300   $     401,900
                                                ==============   =============


Net income per limited partnership unit         $         0.17   $        2.00
                                                ==============   =============



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                 Nine Months Ended September 30,
                                              ----------------------------------
                                                    1995            1994
                                              ----------------- ----------------
Cash flows from operating activities:
  Net income                                  $       34,600    $     406,000
  Adjustments to reconcile net income to net
   cash
  provided by operating activities:
    Depreciation and amortization                    221,300          243,600
    Equity in earnings of joint ventures             (69,500)         (30,800)
    Joint ventures' cash distributions                69,500           30,800
    Loss (gain) on sale of property held for             500         (405,900)
     investment

    Changes in operating assets and
     liabilities:
      Other assets                                    18,200           86,500
      Accounts payable                                (3,700)           7,500
      Accrued liabilities                             74,400           70,500
      Tenant deposits and other liabilities            7,000           (4,300)
                                              --------------    -------------

Net cash provided by operating activities            352,300          403,900
                                              --------------    -------------

Cash flows from investing activities:
  Increase in property held for investment           (78,900)         (29,000)
  Investment in joint venture                       (207,600)
  Deposit on property                                (50,000)
  Proceeds from sale of property held for
   investment                                         60,800          401,600
  Joint ventures' cash distributions                 110,900           85,200
                                              --------------    -------------

Net cash (used in) provided by investing
 activities                                         (164,800)         457,800
                                              --------------    -------------

Cash flows from financing activities:
  Cash distributions                                (339,400)        (409,100)
  Repurchase of limited partnership units            (19,700)
                                              --------------    -------------

Net cash used in financing activities               (359,100)        (409,100)
                                              --------------    -------------

Net (decrease) increase in cash and cash
 equivalents                                        (171,600)         452,600

Cash and cash equivalents at beginning of
 period                                              303,200          251,500
                                              --------------    -------------

Cash and cash equivalents at end of period    $      131,600    $     704,100
                                              ==============    =============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1995 and the related statements of operations for the three and nine months ended September 30, 1995 and 1994 and the statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

On September 15, 1995, the Partnership and Windsor Park Properties 3, an affiliated limited partnership, obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.87% at September 30, 1995), and is due in September 2002. The Partnership is contingently liable for the full amount of the loan.

On September 20, 1995, the Partnership purchased a 33% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by Windsor Park Properties 5 and Windsor Park Properties 6, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 33% interest in the property was $957,600. In connection with the purchase, the Partnership, Windsor Park Properties 5 and Windsor Park Properties 6 assumed a $3,737,100 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003 (9.29% at September 30, 1995). Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase.

The Partnership's investments in joint ventures consist of interests in three manufactured home communities at September 30, 1995 and two manufactured home communities at September 30, 1994. The combined condensed results of operations of these properties (including the operations of Rancho Margate since its purchase) for the nine months ended September 30, 1995 and 1994 follows:


                                         1995        1994
                                     ----------- -----------
Total revenues                       $  718,100     610,300
                                     ----------  -----------
Expenses:
 Property operating                     380,500     360,400
 Depreciation                           203,500     191,500
 Interest                                25,300      16,400
                                     ----------  ----------

                                        609,300     568,300
                                     ----------  ----------

 Net income                          $  108,800  $   42,000
                                     ==========  ==========


NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
-------------------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1995 was 200,348 and 200,682, respectively; and 201,000 for the three and nine months ended September 30, 1994.

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

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and nine months ended September 30, 1994, WAMI received fees of $12,600 and $39,100, respectively. WAMI received no fees during the three and nine months ended September 30, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $17,900 and $20,200 for such costs during the three months ended September 30, 1995 and 1994, respectively; and $57,400 and $64,900 during the nine months ended September 30, 1995 and 1994, respectively.

Liquidation Stage
-----------------

The General Partners receive 1 percent of profits, losses and cash distributions from the sale or financing of Partnership properties. This participation increases to 15 percent after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the three months ended September 30, 1995 and 1994, the General Partners received cash distributions of $1,100 and $1,400, respectively; and $3,400 and $4,100 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
------------------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1995 and 1994 follows:



                              1995                  1994
                     --------------------- --------------------

                                      Per                  Per
                         Amount       Unit    Amount       Unit
                         ------       ----    ------       ----
Net income
 - limited partners     $  34,300   $ 0.17   $ 401,900   $ 2.00
Return of capital         301,700     1.50       3,100     0.01
                     ------------   ------   ---------   ------

                        $ 336,000   $ 1.67   $ 405,000   $ 2.01
                     ============   ======   =========   ======


NOTE 6.  SUBSEQUENT EVENTS
         -----------------

On October 9, 1995, the Partnership obtained a $1,745,000 loan collateralized by the Sunset Vista and Sunrise Village manufactured home communities. The loan provides for an initial draw of $1,400,000, and a $345,000 earnout may be requested prior to July 1996, should the Partnership's investment properties meet certain net operating income levels. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, and is due in October 2002.

On October 11, 1995, the Partnership purchased a 33% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by Windsor Park Properties 5 and Windsor Park Properties 6, both California limited partnership which have the same General Partners as the Partnership. The Partnership's cost of its 33% interest in the property was approximately $636,100. In connection with the purchase, the Partnership, Windsor Park Properties 5 and Windsor Park Properties 6 assumed a $1,641,600 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1995 as compared to December 31, 1994
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1995 were from the operations of its investment properties and joint venture cash distributions. The primary uses of cash during the same period were for the purchase of an interest in an investment property and cash distributions to partners.

On September 15, 1995, the Partnership and Windsor Park Properties 3, an affiliated limited partnership, obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, and is due in September 2002.

On September 20, 1995, the Partnership purchased a 33% interest in the Rancho Margate manufactured home community located in Margate,Florida. The remaining interests in the property were acquired by Windsor Park Properties 5 and Windsor Park Properties 6, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 33% interest in the property was $957,600. In connection with the purchase, the Partnership, Windsor Park Properties 5 and Windsor Park Properties 6 assumed a $3,737,100 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $87,000 to satisfy this potential obligation.

On October 9, 1995, the Partnership obtained a $1,745,000 loan, collateralized by the Sunset Vista and Sunrise Village manufactured home communities. The loan provides for an initial draw of $1,400,000 and a $345,000 earnout may be requested prior to July 1996, should the Partnership's investment properties meet certain net operating income levels. The loan is payable in monthly interest only bearing interest at 90 day LIBOR plus 2.95% and is due in October 2002.

On October 11, 1995, the Partnership purchased a 33% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by Windsor Park Properties 5 and Windsor Park Properties 6, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 33% interest in the property was $636,100. In connection with the purchase, the Partnership, Windsor Park Properties 5 and Windsor Park Properties 6 assumed a $1,641,600 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $20,000 to satisfy this potential obligation.

The General Partners currently anticipate purchasing an interest in one additional investment property early in 1996.

The future sources of cash for the Partnership will be provided from property operations and cash reserves. The future uses of cash will be for Partnership administration, capital expenditures, an investment property acquisition, debt service and distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
---------------------

Three months ended September 30, 1995 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1994
------------------

The Partnership incurred a net loss of $1,900 ($0.01 per limited partnership unit) for the three months ended September 30, 1995 and realized net income of $387,700 ($1.91 per limited partnership unit) for the three months ended September 30, 1994.

The decrease in net income in 1995 is due mainly to a $400,000 gain on sale of investment property recognized in September 1994. This gain on sale had been deferred since the sale of the Riverview property in August 1993 and related to sales proceeds withheld pending the correction of a technical title defect at the property. In September 1994, upon the correction of the defect and the receipt of the sales proceeds, the Partnership recognized the gain.

Rent and utilities revenues increased from $261,600 in 1994 to $280,400 in 1995. The overall occupancy of the Partnership's two wholly-owned properties increased from 65% at September 30, 1994 to 78% at September 30, 1995, due mainly to a significant increase in occupancy at Sunset Vista in Magna, Utah. Sunset Vista increased occupancy from 51% at September 30, 1994 to 100% at September 30, 1995 due to a strong local economy.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big Country Estates, Harmony Ranch and Rancho Margate manufactured home communities, was $30,900 and $6,600 for the three months ended September 30, 1995 and 1994, respectively. These results are not directly comparable as the interest in Rancho Margate was purchased in September 1995. The increase in 1995 is due primarily to the purchase of Rancho Margate as well as an overall occupancy increase at Big Country and Harmony Ranch. Big Country and Harmony Ranch increased occupancy from 84% at September 30, 1994 to 89% at September 30, 1995. In addition, Harmony Ranch implemented an $8 per month rent raise effective October 1994.

Depreciation and amortization expense decreased from $81,500 in 1994 to $74,400 in 1995. The decrease is due mainly to a $1,000,000 provision for estimated loss in value of the Sunrise Village manufactured home community recorded in December 1994. A portion of the provision was allocated to the depreciable basis of the property, thereby reducing future depreciation expense.

Nine months ended September 30, 1995 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1994
--------

The Partnership realized net income of $34,600 and $406,000 for the nine months ended September 30, 1995 and 1994, respectively. Net income per limited partnership unit was $0.17 in 1995 and $2.00 in 1994. The decrease in net income in 1995 is mainly attributable to the $400,000 gain on sale recognized in 1994, as discussed previously.

Rent and utilities revenues increased from $782,900 in 1994 to $810,600 in 1995 due to occupancy level increases discussed previously.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Big County Estates, Harmony Ranch, and Rancho Margate manufactured home communities, was $69,500 and $30,800 for the nine months ended September 30, 1995 and 1994, respectively. The reasons for the increase were discussed previously.

Property operating expenses increased from $505,700 in 1994 to $580,700 in 1995 due to higher wage, utilities, and repairs and maintenance expenses.

Depreciation and amortization expense decreased from $243,600 in 1994 to $221,300 in 1995 due to the $1,000,000 provision for estimated loss in value recorded in December 1994, as discussed previously.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibits and Index of Exhibits

         (27)    Financial Data Schedule

    (b)  Reports on Form 8-K

          1) A Form 8-K (dated October 2, 1995) was filed with regards to the Partnership's acquisition of a 33% interest in the Rancho Margate manufactured home community located in Margate, Florida.

               The item reported in this current report was Item 2 (acquisition or disposition of assets).

          2) A Form 8-K/A (dated October 25, 1995) was filed with regards to the Partnership's acquisitions of 33% interests in both the Rancho Margate and Winter Haven manufactured home communities located in Margate, Florida and Winter Haven, Florida, respectively.

               The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

               A summary of the financial information included in the report follows:

               a) Financial Statements and Proforma Financial Information of Rancho Margate Manufactured Home Community.

               b) Financial Statements and Proforma Financial Information of Winter Haven Manufactured Home Community.

               c)   Proforma Financial Information of Windsor Park Properties 4.

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


                           WINDSOR PARK PROPERTIES 4,
                           A California Limited Partnership
                           ---------------------------------
                                     (Registrant)

                           By:  The Windsor Corporation, General Partner



                           By /s/John A. Coseo, Jr.
                              --------------------------------------------------
                              JOHN A. COSEO, JR.
                              Chief Financial Officer
                              (Principal Accounting Officer)


Date:  November 6, 1995