Form 10KSB
period 1995-12-31
WINDSOR PARK PROPERTIES 4
filed 1996-03-29
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 0-15700

          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

          California                                     33-0202608
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         120 W. Grand Avenue, Suite 202, Escondido, California  92025
--------------------------------------------------------------------------------
              (Address of principal executive offices)        (Zip Code)

Issuer's telephone number: (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year:  $1,241,600

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                                 TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                                     Page
                                                                                     ----

Item 1.      Description of Business                                                   3

Item 2.      Description of Properties                                                 5

Item 3.      Legal Proceedings                                                         6

Item 4.      Submission of Matters to a Vote of Security Holders                       6

                                    PART II
                                    -------

Item 5.      Market for the Partnership's Units and Related Security Holder Matters    6

Item 6.      Management's Discussion and Analysis                                      7

Item 7.      Financial Statements                                                     10

Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                 23

                                    PART III
                                    --------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of The Exchange Act                       23

Item 10.      Executive Compensation                                                  24

Item 11.      Security Ownership of Certain Beneficial Owners and Management          24

Item 12.      Certain Relationships and Related Transactions                          24

Item 13.      Exhibits and Reports on Form 8-K                                        25

              SIGNATURES                                                              26

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 4, a California Limited Partnership (the Partnership), was formed on June 6, 1986 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation. The Partnership term is set to expire on December 31, 1997; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 200,000 limited partnership units (Units). All Units were sold for gross proceeds aggregating $20,000,000. In addition, the General Partners initially purchased 1,000 Units for $100,000. The offering commenced on September 25, 1986 and terminated on September 24, 1987. The net proceeds from the offering were expended for the acquisition of undivided interests in seven fully-developed manufactured home communities located in Wyoming, Utah, Florida, and Oregon. The Partnership paid all cash for these properties.

In August 1993, the Partnership sold its interests in three manufactured home communities for net proceeds of $5,438,700. The Partnership realized an accounting gain on sale of $1,104,100.

In connection with the sale of the Riverview community in August 1993, $400,000 of sales proceeds were retained by the buyer in order to indemnify the buyer against any damages or costs incurred to cure a technical title defect at the property. In September 1994, after providing the required deeds to resolve the title defect, the Partnership received the $400,000 of sales proceeds. In connection with receiving said proceeds, the Partnership recognized $400,000 of previously deferred gain on sale.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in two additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing assumed in connection with the purchases.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned community. The Partnership's share of the loan is $900,000. In October 1995, the Partnership obtained a $1,400,000 loan collateralized by the Sunset Vista and Sunrise Village communities.

In September 1995, the Partnership purchased a 33% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $957,600. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller, which is collateralized by the community. The Partnership's share of the note is $1,233,200.

In October 1995, the Partnership purchased a 33% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $627,000. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller, which is collateralized by the community. The Partnership's share of the note is $541,700.

The Partnership owns interests in the following manufactured home communities at December 31, 1995:

                                            Date
Name of Property         Ownership %      Acquired            Location
----------------------   -----------   --------------   ---------------------
Big Country Estates          60%       December 1986    Cheyenne, Wyoming
Harmony Ranch                75%       December 1986    Thonotosassa, Florida
Sunset Vista                100%       April 1987       Magna, Utah
Sunrise Village             100%       August 1987      Cocoa, Florida
Rancho Margate               33%       September 1995   Margate, Florida
Winter Haven                 33%       October 1995     Winter Haven, Florida

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the Partnership's six communities was 87% at December 31, 1995. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of these properties.

Business of Issuer
------------------

The Partnership is currently in the business of managing, holding for investment, and eventually selling the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

Partnership profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Partnership's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but with apartments and any other form of low-cost housing that might exist.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. An independent property management company employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in six properties. The Partnership operates its properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other mobile home parks and apartments in their local markets. All properties are encumbered except Big Country Estates. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                                               Big
                                 Sunset        Sunrise       Country
                                  Vista        Village       Estates
                               -----------   -----------   -----------
                                  Magna,        Cocoa,       Cheyenne,
Location                          Utah         Florida       Wyoming
---------------------------------------------------------------------
Percentage of Ownership               100%          100%           60%
Date Acquired                        4/87          8/87         12/86
Acreage                                25            53            28
Number of Spaces                      207           428           255
Monthly Rents (1)              $      190    $      200    $      179
Occupancy Level:
  February 28, 1996                    97%           64%           88%
Real estate taxes              $    6,200    $   88,100    $   12,000
Federal tax basis (3)          $2,430,300    $3,253,600    $1,330,100
Mortgage Information:
  Balance payable              $1,400,000            (2)           --
  Interest rate                      8.64%           (2)           --
  Amortization period                  --            (2)           --
  Maturity date                     10/02            (2)           --
  Balance due at maturity      $1,400,000            (2)           --

         -------------------------

                                  Harmony         Rancho          Winter
                                   Ranch          Margate         Haven
                              --------------   -----------   --------------
                               Thonotosassa,     Margate,     Winter Haven,
Location                          Florida         Florida        Florida
---------------------------------------------------------------------------

Percentage of Ownership                   75%           33%              33%
Date Acquired                          12/86          9/95            10/95
Acreage                                   29            29               30
Number of Spaces                         192           245              238
Monthly Rents (1)                 $      217    $      351       $      211
Occupancy Level:
  February 28, 1996                       92%           97%              98%
Real estate taxes                 $   38,000    $   92,400       $   35,700
Federal tax basis (3)             $1,421,100    $2,159,800       $1,171,900
Mortgage Information:
  Balance payable                 $1,200,000    $3,729,900       $1,639,500
  Interest rate                         8.64%         9.13%            9.13%
  Amortization period                     --      30 years         30 years
  Maturity date                         9/02          7/23             6/23
  Balance due at maturity         $1,200,000    $        0       $        0

(1)  Average rental rates in effect on February 28, 1996.
(2)  Same mortgage note payable as Sunset Vista.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.


Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership is a party or of which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.


                                 PART II
                                 -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of February 28, 1996, there were approximately 2,500 persons holding an aggregate of 199,368 Units.

Cash distributions paid to limited partners since December 31, 1993 are as follows:

                                 Per $1,000
                                 Originally
Date Paid          Amount(1)    Invested(2)
-------------------------------------------

February 1996       $224,000         $11.14

August 1995         $112,000         $ 5.57
May 1995            $112,000         $ 5.57
February 1995       $112,000         $ 5.57

November 1994       $400,000         $19.90
August 1994         $135,000         $ 6.72
May 1994            $135,000         $ 6.72
February 1994       $135,000         $ 6.72

(1) Amounts are comprised of funds from operations and sales proceeds, and exclude General Partner participation.
(2)  Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1993 were $11,500. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1995 and 1994 were from the operations of its investment properties, joint venture distributions, proceeds from a mortgage note payable and sales proceeds. The primary uses of cash during the same period were for investments in joint ventures and cash distributions to partners.

In connection with the sale of the Riverview manufactured home community in August 1993, $400,000 of sales proceeds were retained by the buyer in order to indemnify the buyer against any damages or costs incurred to cure a technical title defect at the property. In September 1994, after providing the required deeds to resolve the title defect, the Partnership received the $400,000 of sales proceeds. In connection with receiving said proceeds, the Partnership recognized $400,000 of previously deferred gain on sale.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in two additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing assumed in connection with the purchases.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned community. The Partnership's share of the loan is $900,000. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan. In October 1995, the Partnership obtained a $1,400,000 loan collateralized by the Sunset Vista and Sunrise Village communities. Both loans are payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and are due in 2002.

In September 1995, the Partnership purchased a 33% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $957,600. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller. The Partnership's share of the note is $1,233,200. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the joint venture for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $87,000 to satisfy this potential obligation.

In October, 1995, the Partnership purchased a 33% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $627,000. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller. The Partnership's share of the note is $541,700. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until May 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in June 2003. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the year subsequent to the purchase. The seller has escrowed $20,000 to satisfy this potential obligation.

The Partnership owns interests in the following manufactured home communities at December 31, 1995:

                                            Date
Name of Property         Ownership %      Acquired            Location
----------------------   -----------   --------------   ---------------------

Big Country Estates          60%       December 1986    Cheyenne, Wyoming
Harmony Ranch                75%       December 1986    Thonotosassa, Florida
Sunset Vista                100%       April 1997       Magna, Utah
Sunrise Village             100%       August 1997      Cocoa, Florida
Rancho Margate               33%       September 1995   Margate, Florida
Winter Haven                 33%       October 1995     Winter Haven, Florida

No further property financings or investment property acquisitions are planned by the General Partners.

The Partnership's cash balance increased from $303,200 at December 31, 1994 to $885,500 at December 31, 1995. The increase is due mainly to the General Partners using a portion of the loan proceeds received in 1995 to replenish Partnership cash reserves.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, cash distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

b)  Results of Operations
    ---------------------

The results of operations for the years ended December 1995 and 1994 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership incurred net losses of $991,200 and $567,400 for the years ended December 31, 1995 and 1994, respectively. The net losses per limited partnership unit were $4.89 in 1995 and $2.79 in 1994.

Rent and utilities revenues increased from $1,039,500 in 1994 to $1,086,800 in 1995. The overall occupancy of the Partnership's two wholly-owned communities increased from 66% at December 31, 1994 to 76% at December 31, 1995. The overall increase in occupancy is due to the Sunset Vista community in Magna, Utah. Sunset Vista increased occupancy from 55% at December 31, 1994 to 99% at December 31, 1995 due to a strong local economy in the Salt Lake City area. Offsetting this increase was a decline in occupancy at Sunrise Village in Cocoa, Florida - from 71% at December 31, 1994 to 65% at December 31, 1995. Weakness in the local economy, related to NASA job cutbacks, is the reason for this decline.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Big Country and Harmony Ranch manufactured home communities, and since their dates of purchase, the Rancho Margate and Winter Haven manufactured home communities. Equity in earnings of joint ventures increased from $49,600 in 1994, to $88,800 in 1995, due mainly to the purchases of Rancho Margate and Winter Haven, as discussed previously. The overall occupancy of the Partnership's four joint venture properties was 94% at December 31, 1995. Also, Harmony Ranch implemented rent increases of $10 and $8 per month effective October 1995 and 1994, respectively.

Interest income increased from $11,300 in 1994 to $19,500 in 1995 due to higher average cash balances maintained by the Partnership.

Property operating costs increased from $662,300 in 1994 to $783,500 in 1995. The increase is attributable mainly to higher wages and utility costs. In addition, the Partnership incurred losses on the sales of rental mobile homes at Sunset Vista in 1995. During the year, as the local market strengthened, the Partnership sold approximately 40 rental mobile homes located at the park and replaced them with owner occupied homes. The General Partners plan has been to change the park from a previous less desirable strategy of maintaining occupancy with rental mobile homes to a much preferred strategy of accepting owner occupied homes. However, as a result of this change, some accounting losses were incurred on the sale of homes in 1995.

In both December 1995 and 1994, the Partnership provided $1,000,000 for estimated losses in value of the Sunrise Village manufactured home community. The provisions were made after management reviews of the property and the local market indicated that impairments in the value of the property had occurred. The provisions were measured as the difference between the carrying values of the property and its estimated future undiscounted cash flows. Factors considered and judgements made in estimating future cash flows included current and expected future occupancy rates, future rent raises, changes in operating expenses, the forecasted holding period and the estimated property selling price.

Depreciation expense decreased from $324,700 in 1994 to $294,300 in 1995. The decrease is due mainly to the provision for estimated loss in value of the Sunrise Village community recorded in December 1994, as discussed previously. A portion of the provision was recorded as a reduction to the depreciable basis of the property, thereby reducing future depreciation expense.

General and administrative expenses increased slightly from $119,500 in 1994 to $123,500 in 1995.

Interest expense of $31,500 in 1995 was incurred on the $1,400,000 loan obtained by the Partnership in October 1995, as discussed previously. The Partnership incurred no interest expense in 1994.

In September 1994, the Partnership received $400,000 of sales proceeds from the Riverview property, as discussed previously. In connection with the receipt of these funds, the Partnership recognized $400,000 of previously deferred gain on sale.


Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                       Page
                                                       ----

Independent Auditors' Report                            11

Balance Sheet at December 31, 1995                      12

Statements of Operations for the years ended
 December 31, 1995 and 1994                             13

Statements of Partners' Equity for the years ended
 December 31, 1995 and 1994                             14

Statements of Cash Flows for the years ended
 December 31, 1995 and 1994                             15

Notes to Financial Statements                           16

INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 4
(A California Limited Partnership)
Escondido, California



We have audited the accompanying balance sheet of Windsor Park Properties 4 as of December 31, 1995 and the related statements of operations, partners' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 4 as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Costa Mesa, California
March 1, 1996

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------

                                             December 31, 1995
                                          --------------------
ASSETS
Property held for investment, net             $      3,577,200
Investments in joint ventures                        3,206,100
Cash and cash equivalents                              885,500
Deferred financing costs                                88,300
Other assets                                            69,700
                                          --------------------

                                              $      7,826,800
                                          ====================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                       $      1,400,000
  Accounts payable                                      37,700
  Accrued expenses                                      34,600
  Tenant deposits and other liabilities                 28,300
                                          --------------------

                                                     1,500,600
                                          --------------------
Partners' equity:
  Limited partners                                   6,441,400
  General partners                                    (115,200)
                                          --------------------

                                                     6,326,200
                                          --------------------

                                              $      7,826,800
                                          ====================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                       For The Year Ended December 31,
                                                    ---------------------------------
                                                            1995             1994
                                                    ---------------------------------
REVENUES
--------

Rent and utilities                                     $   1,086,800    $   1,039,500
Equity in earnings of joint ventures                          88,800           49,600
Interest                                                      19,500           11,300
Other                                                         46,500           38,700
                                                    ------------------  -------------

                                                           1,241,600        1,139,100
                                                    ------------------  -------------

COSTS AND EXPENSES
------------------

Property operating                                           783,500          662,300
Depreciation and amortization                                294,300          324,700
General and administrative:
  Related parties                                             74,100           76,800
  Other                                                       49,400           42,700
Interest                                                      31,500
Provision for estimated loss in value of property
  held for investment                                      1,000,000        1,000,000
                                                    ------------------  -------------

                                                           2,232,800        2,106,500
                                                    ------------------  -------------

Operating loss                                              (991,200)        (967,400)

Gain on sale of property held for investment                                  400,000
                                                    ------------------  -------------

Net loss                                               $    (991,200)   $    (567,400)
                                                    ==================  =============

Net loss - general partners                            $      (9,900)   $      (5,700)
                                                    ==================  =============

Net loss - limited partners                            $    (981,300)   $    (561,700)
                                                    ==================  =============

Net loss per limited partnership unit                  $       (4.89)   $       (2.79)
                                                    ==================  =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                ----------------------------------------------

                                         General Partners    Limited Partners        Total
                                         ----------------    ----------------    ------------

Balance at January 1, 1994                $       (88,100)    $     9,163,400    $   9,075,300

Cash distributions                                 (8,100)           (805,000)        (813,100)

Net loss                                           (5,700)           (561,700)        (567,400)
                                          ---------------     ---------------    ------------

Balance at December 31, 1994                     (101,900)          7,796,700        7,694,800

Cash distributions                                 (3,400)           (336,000)        (339,400)

Net loss                                           (9,900)           (981,300)        (991,200)

Repurchase of limited partnership
 units                                                                (38,000)         (38,000)

                                          ---------------     ---------------    ------------

Balance at December 31, 1995              $      (115,200)    $     6,441,400    $   6,326,200
                                          ===============     ===============    =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                           For The Year Ended December 31,
                                                          ---------------------------------
                                                                1995               1994
                                                          ----------------     ------------
Cash flows from operating activities:
Net loss                                                     $    (991,200)   $    (567,400)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                  294,300          324,700
    Equity in earnings of joint ventures                           (88,800)         (49,600)
    Joint ventures' cash distributions                              88,800           49,600
    Loss (gain) on sale of property held for investment
      and other assets                                              33,400         (410,300)
    Provision for estimated loss in value of property
      held for investment                                        1,000,000        1,000,000

Changes in operating assets and liabilities:
   Other assets                                                      8,100           57,100
   Accounts payable                                                 11,500            6,800
   Accrued expenses                                                 19,100          (11,000)
   Tenant deposits and other liabilities                             4,300              500
                                                             -------------    -------------

Net cash provided by operating activities                          379,500          400,400
                                                             -------------    -------------

Cash flows from investing activities:
  Investments in joint ventures                                   (834,600)
  Joint ventures' cash distributions                               145,600           80,600
  Increase in property held for investment                        (116,500)         (33,900)
  Proceeds from sale of property held for investment
    and other assets                                                77,300          417,700
                                                             -------------    -------------

Net cash (used in) provided by investing activities               (728,200)         464,400
                                                             -------------    -------------

Cash flows from financing activities:
   Proceeds from mortgage note payable                           1,400,000
   Cash distributions                                             (339,400)        (813,100)
   Payment of deferred financing costs                             (91,600)
   Repurchase of limited partnership units                         (38,000)
                                                             -------------    -------------

Net cash provided by (used in) financing activities                931,000         (813,100)
                                                             -------------    -------------

Net increase in cash and cash equivalents                          582,300           51,700

Cash and cash equivalents at beginning of year                     303,200          251,500
                                                             -------------    -------------

Cash and cash equivalents at end of year                     $     885,500    $     303,200
                                                             =============    =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 4, A California Limited Partnership (the Partnership), was formed on June 6, 1986 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation.

The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit which commenced on September 25, 1986 and terminated on September 24, 1987. The Partnership term is set to expire on December 31, 1997; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The following is a summary of the Partnership's significant accounting policies:

Property Held For Investment
----------------------------

Property held for investment is recorded at the lower of cost or estimated net realizable value after disposition costs and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment
- 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and the estimated future undiscounted cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (SFAS No. 121), which must be adopted by the Partnership in 1996. SFAS No. 121, when adopted, represents a change in the way the Partnership will measure the recoverability of its property held for investment. At this time, the General Partners do not believe that adoption of SFAS No. 121 will have a material impact on the financial statements of the Partnership.

Investments in Joint Ventures
-----------------------------

The investments in joint ventures are accounted for by the equity method as the Partnership does not exercise control over these ventures.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note using the level yield method.

Income Taxes
------------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net loss allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1995 and 1994 was 200,570 and 201,000, respectively.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
----------------

Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1995 and 1994 was 199,463 and 201,000, respectively, which represented capital contributions of $19,946,300 and $20,100,000, respectively. During the year ended December 31, 1995, the Partnership repurchased 1,537 units for $38,000. There were no units repurchased in 1994. The General Partners owned 1,030 units at both December 31, 1995 and 1994.

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent company in which The Windsor Corporation has a nominal equity position. For management services, WAMI received 5% of gross property receipts. During the year ended December 31, 1994, WAMI received fees of $47,600. WAMI received no fees during the year ended December 31, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $83,300 and $86,200 for such costs during the years ended December 31, 1995 and 1994, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded, annual return.

During the years ended December 31, 1995 and 1994, the General Partners received cash distributions of $3,400 and $8,100, respectively.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:

        Name of Property                Date Acquired       Location
        ----------------               ---------------   --------------
Sunset Vista                           April 30, 1987    Magna, Utah
Sunrise Village                        August 3, 1987    Cocoa, Florida

                                   December 31, 1995
                                   -----------------
Land                               $        1,037,700
Buildings and improvements                  5,413,800
Fixtures and equipment                         70,100
                                   ------------------

                                            6,521,600
Less accumulated depreciation              (2,944,400)
                                   ------------------

                                   $        3,577,200
                                   ==================


In December 1995 and 1994, the Partnership provided $1,000,000 for estimated losses in value of the Sunrise Village manufactured home community. The provisions were made after management reviews of the property and the local market indicated that impairments in the value of the property had occurred.
The provisions were measured as the difference between the carrying value of the property and its estimated future undiscounted cash flows. The provisions were reflected as reductions to the depreciable and non-depreciable components of the property.

In connection with the sale of the Riverview manufactured home community in August 1993, sales proceeds of $400,000 were retained by the buyer in order to indemnify the buyer against any damages or costs incurred to cure a technical title defect in the property. In September 1994, after providing the required deeds to resolve the title defect, the Partnership received the $400,000 of sales proceeds.

In conjunction with receiving said proceeds, the Partnership recognized $400,000 of previously deferred gain on sale.

NOTE 4.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in four manufactured home communities summarized as follows:

                          Ownership
Name of Property         Percentage    Date Acquired        Location
----------------------   -----------   ------------------   --------

Big Country Estates          60%       December 1, 1986     Cheyenne, Wyoming
Harmony Ranch                75%       December 15, 1986    Thonotosassa, Florida
Rancho Margate               33%       September 20, 1995   Margate, Florida
Winter Haven                 33%       October 11, 1995     Winter Haven, Florida

The remaining interests in the communities are owned by affiliated California limited partnerships, which have the same General Partners as the Partnership.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch community, a jointly owned community. The Partnership's share of the loan is $900,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in September 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership purchased a 33% interest in the Rancho Margate community for a total cost of $957,600. The remaining interests in the property were acquired by affiliated limited partnerships. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller. The Partnership's share of the note is $1,233,200. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the joint venture for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $87,000 to satisfy this potential obligation.

In October 1995, the Partnership purchased a 33% interest in the Winter Haven community for a total cost of $627,000. The remaining interests in the property were acquired by affiliated limited partnerships. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller. The Partnership's share of the note is $541,700. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until May 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the year subsequent to the purchase. The seller has escrowed $20,000 to satisfy this potential obligation.

The combined condensed financial position and results of operations of the joint ventures (including Rancho Margate and Winter Haven since their dates of purchase) follows:

                                             December 31,
                                                1995
                                            --------------
Financial Position:
-------------------

Property held for investment, net           $   13,751,400
Cash                                               134,800
Other assets                                       278,800
                                            --------------

  Total assets                              $   14,165,000
                                            ==============

Mortgage notes payable                      $    6,569,400
Accounts payable                                    61,100
Other liabilities                                  147,200
                                            --------------

  Total liabilities                              6,777,700

Partners' equity                                 7,387,300
                                            --------------

                                            $   14,165,000
                                            ==============

                          For The Year Ended December 31,
                         ---------------------------------
                                 1995             1994
                         ---------------------------------
Results of Operations:
----------------------

Property revenues           $   1,346,800   $      825,000
                            -------------   --------------

Expenses:
  Property operating              688,600          480,800
  Depreciation                    324,100          256,100
  Interest                        172,300           21,100
                            -------------   --------------

                                1,185,000          758,000
                            -------------   --------------

Net income                  $     161,800   $       67,000
                            =============   ==============

NOTE 5.  MORTGAGE NOTE PAYABLE
         ---------------------

In October 1995, the Partnership obtained a $1,400,000 mortgage loan collateralized by the Sunset Vista and Sunrise Village communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in October 2002.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. During the years ended December 31, 1995 and 1994, the limited partners received distributions of $336,000 ($1.68 per unit) and $805,000 ($4.00 per unit), respectively, all of which represented returns of capital.


NOTE 7.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1995 and 1994 and for the years then ended follows:

                                              1995                        1994
                                -----------------------------   ------------------------
                                   Net (Loss)     Partners'     Net (Loss)     Partners'
                                     Income         Equity        Income        Equity
                                --------------   -----------    ----------   -----------

Per financial
  statements                       $ (991,200)   $ 6,326,200    $ (567,400)  $ 7,694,800
Syndication costs                                  2,100,600                   2,100,600
Gain on sale of
 property held for
 investment                                          300,200                     300,200
Provision for estimated
 loss on sale of
 property held for
 investment                         1,000,000      3,000,000     1,000,000     2,000,000
Depreciation                          (93,200)      (824,700)      (59,900)     (731,500)
Other                                 (52,200)         3,900       (15,600)       56,100
                                   ----------    -----------    ----------   -----------

Per Partnership tax
 return                            $ (136,600)   $10,906,200    $  357,100   $11,420,200
                                   ==========    ===========    ==========   ===========

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The mortgage note payable bears interest at a variable rate indexed to LIBOR, therefore the General Partners believe the carrying value of the note approximates fair value.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                              1995      1994
                                                                           ---------    ----

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest (none capitalized)                                           $  17,800    $  --
                                                                           =========    =====

Supplemental schedule of non-cash investing and financing activities:
---------------------------------------------------------------------
  In 1995, the Partnership acquired an interest in a joint venture in which a portion of the purchase consideration was remitted directly by a separate affiliated joint venture, as follows:

    Total purchase consideration                                           $ 957,600
    Consideration from affiliated joint venture                             (750,000)
                                                                           ---------

    Cash paid                                                              $ 207,600
                                                                           =========

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.


                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         --------------------------------------------------

The original general partners of the Partnership were The Windsor Corporation (Windsor), and John A. Coseo, Jr. Mr. Coseo, his wife Patricia Ann Coseo and their children owned a majority of the stock of Windsor.

In July 1994, Windsor merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation (Wincorp). Subsequent to the merger, Mr. Coseo, his wife Patricia Ann Coseo and their children own a majority of the stock of Wincorp.

Windsor and Wincorp were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Since 1979 they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of Windsor and Wincorp, their subsidiaries, and affiliates do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:

        Name            Age                    Office
------------------     ----        -------------------------------------------------

John A. Coseo, Jr.       57        Chairman of the Board and Chief Executive Officer
Patricia A. Coseo        54            Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (57) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 55 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (54) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation, its subsidiaries and affiliates. Refer to Item 12 (Certain Relationships and Related Transactions) for management fees and expense reimbursements paid to The Windsor Corporation and affiliates by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

     The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1995:


                                                    Amount and Nature of    Percent of
Title of Class               Beneficial Owner       Beneficial Ownership      Class
--------------------------------------------------------------------------------------

Units of Limited          John A. Coseo, Jr.,
Partnership Interest      a General Partner                   30              .015%

Units of Limited          The Windsor
Partnership Interest      Corporation,                     1,000              .501%
                          a General Partner                -----              ----

Units of Limited          All General Partners as
Partnership Interest      a group                          1,030              .516%
                                                           =====              ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners and their affiliates during the years ended December 31, 1995 and 1994.

Form of Compensation and Entity Receiving                       1995      1994
-----------------------------------------                      -------   -------

Expense reimbursement - The Windsor Corporation                $83,300   $86,200
Cash distributions - The Windsor Corporation                   $ 3,400   $ 8,100
Property management fees - Windsor Asset Management, Inc.      $   -0-   $47,600

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits and Index of Exhibits

          (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-6812 and incorporated herein by reference.

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

               A summary of the financial information included in the report follows:

               a) Financial Statements and Proforma Financial Information of Rancho Margate Manufactured Home Community.

               b) Financial Statements and Proforma Financial Information of Winter Haven Manufactured Home Community.

               c)   Proforma Financial Information of Windsor Park Properties 4.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day March 1996.


                 WINDSOR PARK PROPERTIES 4
                 A California Limited Partnership

                 By:   /s/  John A. Coseo, Jr.
                    --------------------------------
                    JOHN A. COSEO, JR.
                    Individual General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                                   Date
---------                   -------------------                     ----

/s/ John A. Coseo, Jr.      General Partner and Chairman of the     March 18, 1996
-------------------------   Board of The Windsor Corporation
JOHN A. COSEO, JR.          (Principal Executive Officer of The
                            Windsor Corporation)


/s/ Patricia A. Coseo       Director of The Windsor Corporation     March 18, 1996
-------------------------
PATRICIA A. COSEO