Form 10QSB
period 1996-03-31
WINDSOR PARK PROPERTIES 4
filed 1996-05-14
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     March 31, 1996
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from            to
                                    ----------    -----------


      Commission file number      0-15700
                             --------------------------------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                               33-0202608
- ---------------------------------       ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
                          ---------------------------
                          (Issuer's telephone number)



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


         SIGNATURE

                           WINDSOR PARK PROPERTIES 4
                      ----------------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                      ----------------------------------
                                  (unaudited)


                                             March 31, 1996
                                          -----------------
ASSETS
- ------
Property held for investment:
  Land                                      $    1,037,700
  Buildings and improvements                     5,366,000
  Fixtures and equipment                            70,100
                                          -----------------

                                                 6,473,800
Less accumulated depreciation                   (2,974,700)
                                          -----------------

                                                 3,499,100

Investments in joint ventures                    3,150,900
Cash and cash equivalents                          782,900
Deferred financing costs                            85,200
Other assets                                        90,100
                                          -----------------

                                            $    7,608,200
                                          =================


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Mortgage note payable                     $    1,400,000
  Accounts payable                                  12,200
  Accrued expenses                                  51,700
  Tenant deposits and other liabilities             22,200
                                          -----------------

                                                 1,486,100
                                          -----------------

Partners' equity:
  Limited partners                               6,239,300
  General partners                                (117,200)
                                          -----------------

                                                 6,122,100
                                          -----------------

                                            $    7,608,200
                                          =================

                See accompanying notes to financial statements

                      WINDSOR PARK PROPERTIES 4
                  ----------------------------------
                  (A California Limited Partnership)
                       STATEMENTS OF OPERATIONS
                  ----------------------------------
                             (unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------

                                                1996              1995
                                             -----------      -----------
REVENUES
- --------

Rent and utilities                           $   271,600      $   258,300
Equity in earnings of joint ventures              36,000           18,900
Interest                                          10,000            4,300
Other                                             19,900           23,200
                                             -----------      -----------

                                                 337,500          304,700
                                             -----------      -----------
COSTS AND EXPENSES
- ------------------

Property operating                               187,000          166,900
Depreciation and amortization                     57,200           73,200
Interest                                          32,600
General and administrative:
  Related parties                                 17,200           18,900
  Other                                            9,800           17,500
                                             -----------      -----------

                                                 303,800          276,500
                                             -----------      -----------

Net income                                   $    33,700      $    28,200
                                             ===========      ===========

Net income - general partners                $       300      $       300
                                             ===========      ===========

Net income - limited partners                $    33,400      $    27,900
                                             ===========      ===========

Net income per limited partnership unit      $      0.17      $      0.14
                                             ===========      ===========

                See accompanying notes to financial statements

                                WINDSOR PARK PROPERTIES 4
                            ----------------------------------
                            (A California Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                            ----------------------------------
                                       (unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1996            1995
                                                             -------------   ------------
Cash flows from operating activities:
  Net income                                                 $     33,700    $     28,200
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  57,200          73,200
    Equity in earnings of joint ventures                          (36,000)        (18,900)
    Joint ventures' cash distributions                             36,000          18,900
    Loss (gain) on sale of property held for investment             5,100         (18,000)
    Amortization of deferred financing costs                        3,100

    Changes in operating assets and liabilities:
      Other assets                                                 (9,200)          7,900
      Accounts payable                                            (25,500)          2,600
      Accrued expenses                                             17,100          18,700
      Tenant deposits and other liabilities                        (6,100)           (600)
                                                             -------------   ------------

Net cash provided by operating activities                          75,400         112,000
                                                             -------------   ------------

Cash flows from investing activities:
  Joint ventures' cash distributions                               55,200          46,300
  Proceeds from sale of property held for investment               12,000          31,700
  Increase in property held for investment                         (7,400)        (22,700)
                                                             -------------   ------------

Net cash provided by investing activities                          59,800          55,300
                                                             -------------   ------------

Cash flows from financing activities:
  Cash distributions                                             (226,300)       (113,100)
  Repurchase of limited partnership units                         (11,500)         (1,100)
                                                             -------------   ------------

Net cash used in financing activities                            (237,800)       (114,200)
                                                             -------------   ------------

Net (decrease) increase in cash and cash equivalents             (102,600)         53,100

Cash and cash equivalents at beginning of period                  885,500         303,200
                                                             -------------   ------------

Cash and cash equivalents at end of period                   $    782,900    $    356,300
                                                             =============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                              $     30,200    $         --
                                                             =============   ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                       ----------------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                       ----------------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1996 and the related statements of operations and of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in four manufactured home communities in 1996 and two manufactured home communities in 1995. The combined condensed results of operations of these properties for the three months ended March 31, 1996 and 1995 follows:


                                        1996          1995
                                    -----------   -----------

      Total revenues                $   657,400   $   219,200
                                    -----------   -----------
      Expenses:
      Property operating                296,900       127,600
      Interest                          150,400
      Depreciation                      126,200        65,200
                                    -----------   -----------

                                        573,500       192,800
                                    -----------   -----------

      Net income                    $    83,900   $    26,400
                                    ===========   ===========


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1996 and 1995 was 199,321 and 200,984, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation.)

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $19,700 and $21,300 for such costs during the three months ended March 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded annual return.

During the three months ended March 31, 1996 and 1995, the General Partners received cash distributions of $2,300 and $1,100, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1996 and 1995 follows:


                              1996                      1995
                      ----------------------   -----------------------

                                       Per                      Per
                        Amount         Unit       Amount        Unit
                      -----------   --------   -----------   ---------
Net income
 - limited partners    $   33,400    $  0.17    $   27,900    $   0.14
Return of capital         190,600       0.95        84,100        0.42
                      -----------   --------   -----------   ---------

                       $  224,000    $  1.12    $  112,000    $   0.56
                      ===========   ========   ===========   =========

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

March 31, 1996 as compared to December 31, 1995
- -----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1996 were from the operations of its investment properties and distributions from joint ventures. The primary uses of cash during the same period were for debt service and cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $6,326,200 at December 31, 1995 to $6,122,100 at March 31, 1996 due to cash distributions of $226,300 and repurchased limited partnership units of $11,500 exceeding net income of $33,700.

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

Results of Operations
- ---------------------

Three months ended March 31, 1996 as compared to three months ended
- -------------------------------------------------------------------
March 31, 1995
- --------------

The results of operations for the three months ended March 31, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership realized net income of $33,700 and $28,200 for the three months ended March 31, 1996 and 1995, respectively. Net income per limited partnership unit was $0.17 in 1996 and $0.14 in 1995.

Rent and utilities revenues increased from $258,300 in 1995 to $271,600 in 1996. The overall occupancy level of the Partnership's two wholly-owned properties increased from 62% at March 31, 1995 to 74% at March 31, 1996. This overall increase in occupancy is attributable almost entirely to the Sunset Vista community in Magna, Utah. Sunset Vista increased occupancy from 61% at March 31, 1995 to 96% at March 31, 1996 due to a strong local economy in the Salt Lake City area.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities in 1996 and two communities in 1995 (as mentioned previously, two joint venture interests were acquired in September and October 1995). Equity in earnings of joint ventures increased from $18,900 in 1995 to $36,000 in 1996 due mainly to the purchase of the two additional joint venture interests. The overall occupancy of the Partnership's four joint venture properties was 95% at March 31, 1996, compared to 85% for two properties at March 31, 1995. Recent rent increases implemented include $10 per month at Harmony Ranch effective October 1995, $10 and $13 per month at Winter Haven and Rancho Margate, respectively, effective January 1996, and $12 per month at Big Country effective February 1996.

Interest income increased from $4,300 in 1995 to $10,000 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased from $166,900 in 1995 to $187,000 in 1996 due mainly to losses incurred on the sale of rental mobile homes at Sunset Vista. At March 31, 1996, the General Partners had completed their plan to sell all rental homes at the property and replace them with owner occupied homes.

Depreciation expense decreased from $73,200 in 1995 to $57,200 in 1996. The decrease is due to a $1,000,000 provision for estimated loss in value of the Sunrise Village community recorded in December 1995. A portion of the provision was recorded as a reduction to the depreciable basis of the property, thereby reducing future depreciation expense.

Interest expense of $32,600 in 1996 represents interest incurred on the $1,400,000 loan obtained by the Partnership in October 1995. No interest expense was incurred by the Partnership in the first quarter of 1995.

General and administrative expense decreased from $36,600 in 1995 to $27,000 in 1996 due mainly to proxy solicitation expenses incurred in 1995.

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


Date:  May 10, 1996