Form 10QSB
period 1996-06-30
WINDSOR PARK PROPERTIES 4
filed 1996-08-13
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     June 30, 1996
                                    --------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from               to
                                    -------------     --------

      Commission file number   0-15700
                             ---------------------------------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


          California                                     33-0202608
- --------------------------------             --------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
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
Yes  (x)     No  (  )
     ---         ----

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

         SIGNATURE


                          WINDSOR PARK PROPERTIES 4
                          -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                            June 30, 1996
                                          ------------------
ASSETS
- ------

Property held for investment:
  Land                                       $    1,037,700
  Buildings and improvements                      5,413,100
  Fixtures and equipment                             71,700
                                          ------------------

                                                  6,522,500
Less accumulated depreciation                    (3,031,300)
                                          ------------------

                                                  3,491,200

Investments in joint ventures                     3,122,800
Cash and cash equivalents                           863,100
Deferred financing costs                             81,900
Other assets                                         94,700
                                          -----------------

                                             $    7,653,700
                                          =================


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Mortgage note payable                      $    1,400,000
  Accounts payable                                   19,600
  Accrued expenses                                   64,500
  Tenant deposits and other liabilities              23,200
                                          -----------------

                                                  1,507,300
                                          -----------------
Partners' equity:
  Limited partners                                6,263,200
  General partners                                 (116,800)
                                          -----------------

                                                  6,146,400
                                          -----------------

                                             $    7,653,700
                                          =================

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 4
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                          Three Months Ended June 30,
                                          ----------------------------
                                              1996             1995
                                          ------------     -----------
REVENUES
- --------
Rent and utilities                         $   278,700     $   271,900
Equity in earnings of joint ventures            34,900          19,700
Interest                                         9,300           3,800
Other                                           10,500           5,900
                                          ------------     -----------

                                               333,400         301,300
                                          ------------     -----------

COSTS AND EXPENSES
- ------------------

Property operating                             172,700         191,200
Depreciation and amortization                   57,400          73,700
Interest                                        35,500
General and administrative:
  Related parties                               16,600          16,000
  Other                                         11,700          12,100
                                          ------------     -----------

                                               293,900         293,000
                                          ------------     -----------

Net income                                 $    39,500     $     8,300
                                          ============     ===========

Net income - general partners              $       400     $       100
                                          ============     ===========

Net income - limited partners              $    39,100     $     8,200
                                          ============     ===========

Net income per limited partnership unit    $      0.19     $      0.04
                                          ============     ===========

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 4
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                            Six Months Ended June 30,
                                          -----------------------------
                                               1996            1995
                                          ------------      -----------
REVENUES
- --------

Rent and utilities                         $   550,300      $   530,200
Equity in earnings of joint ventures            70,900           38,600
Interest                                        19,300            8,100
Other                                           30,400           29,100
                                          ------------      -----------

                                               670,900          606,000
                                          ------------      -----------

COSTS AND EXPENSES
- ------------------

Property operating                             359,700          358,100
Depreciation and amortization                  114,600          146,900
Interest                                        68,100
General and administrative:
  Related parties                               33,800           34,900
  Other                                         21,500           29,600
                                          ------------      -----------

                                               597,700          569,500
                                          ------------      -----------


Net income                                 $    73,200      $    36,500
                                          ============      ===========

Net income  - general partners             $       700      $       400
                                          ============      ===========

Net income - limited partners              $    72,500      $    36,100
                                          ============      ===========

Net income per limited partnership unit    $      0.36      $      0.18
                                          ============      ===========

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 4
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                   Six Months Ended June 30,
                                                              -------------------------------
                                                                   1996              1995
                                                             --------------     -------------
Cash flows from operating activities:
  Net income                                                 $     73,200       $     36,500
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 114,600            146,900
    Equity in earnings of joint ventures                          (70,900)           (38,600)
    Joint ventures' cash distributions                             70,900             38,600
    Loss (gain) on sale of property held for investment             5,100            (13,800)
    Amortization of deferred financing costs                        6,400

    Changes in operating assets and liabilities:
      Other assets                                                (13,800)            28,000
      Accounts payable                                            (18,100)           (10,600)
      Accrued expenses                                             29,900             43,800
      Tenant deposits and other liabilities                        (5,100)             3,500
                                                             --------------     -------------

Net cash provided by operating activities                         192,200            234,300
                                                             --------------     -------------

Cash flows from investing activities:
  Joint ventures' cash distributions                               83,300             73,600
  Increase in property held for investment                        (56,900)           (55,600)
  Proceeds from sale of property held for investment               12,000             36,700
                                                             --------------     -------------

Net cash provided by investing activities                          38,400             54,700
                                                             --------------     -------------

Cash flows from financing activities:
  Cash distributions                                             (226,300)          (226,300)
  Repurchase of limited partnership units                         (26,700)           (14,200)
                                                             --------------     -------------

Net cash used in financing activities                            (253,000)          (240,500)
                                                             --------------     -------------

Net (decrease) increase in cash and cash equivalents              (22,400)            48,500

Cash and cash equivalents at beginning of period                  885,500            303,200
                                                             --------------     -------------

Cash and cash equivalents at end of period                   $    863,100       $    351,700
                                                             ==============     =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                              $     61,600       $        --
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

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1996 and the related statements of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in four manufactured home communities in 1996 and two manufactured home communities in 1995. The combined condensed results of operations of these properties for the six months ended June 30, 1996 and 1995 follows:

                             1996              1995
                        ---------------    -----------

  Total revenues        $   1,323,700      $   441,700
                        ---------------    -----------
  Expenses:
      Property operating      601,600          251,600
      Interest                301,800            6,500
      Depreciation            253,900          130,600
                        ---------------    -----------

                            1,157,300          388,700
                        ---------------    -----------

  Net income            $     166,400      $    53,000
                        ===============    ===========

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1996 was 198,543 and 198,935, respectively; and 200,717 and 200,850 for the three and six months ended June 30, 1995, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $19,300 and $18,200 for such costs during the three months ended June 30, 1996 and 1995, respectively; and $39,000 and $39,500 for the six months ended June 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded, annual return.

During the three months ended June 30, 1995, the General Partners received cash distributions of $1,200; and $2,300 for both the six months ended June 30, 1996 and 1995. The General Partners received no cash distributions during the three months ended June 30, 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1996 and 1995 follows:

                                  1996                            1995
                         -----------------------     -------------------------

                                           Per                           Per
                           Amount         Unit        Amount            Unit
                         -----------    --------     -----------      --------
Net income
 - limited partners       $   72,500    $  0.36      $   36,100       $   0.18
Return of capital            151,500       0.77         187,900           0.93
                         -----------    --------     -----------      --------

                          $  224,000    $  1.13      $  224,000       $   1.11
                         ===========    ========     ===========      ========

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

June 30, 1996 as compared to December 31, 1995
- ----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1996 were from the operations of its investment properties and distributions from joint ventures. The primary uses of cash during the same period were for debt service and cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $6,326,200 at December 31, 1995 to $6,146,400 at June 30, 1996 due to cash distributions of $226,300 and repurchased limited partnership units of $26,700, exceeding net income of $73,200.

At June 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $4,064,500, consisting of $2,300,000 of fixed rate debt and $1,764,500 of variable rate debt. The fixed rate debt was converted from variable rate debt during the second quarter in order to reduce the Partnership's future exposure to interest rate risk. All other terms of the fixed rate debt remain the same. The average rate of interest on the fixed and variable rate debt was 8.9% and 9.1%, respectively, at June 30, 1996.

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

Results of Operations
- ---------------------

Six months ended June 30, 1996 as compared to six months ended June 30, 1995
- ----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership realized net income of $73,200 and $36,500 for the six months ended June 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.36 in 1996 and $0.18 in 1995.

Rent and utilities revenues increased from $530,200 in 1995 to $550,300 in 1996. The overall increase is attributable to increased revenues at the Sunset Vista community due to improved occupancy levels, offset by lower revenues at the Sunrise Village community due to higher vacancy rates. Sunset Vista in Magna, Utah increased occupancy from 94% at June 30, 1995 to 100% at June 30, 1996, due to a strong local economy in the Salt Lake City area. Occupancy at Sunrise Village in Cocoa, Florida decreased from 69% at June 30, 1995 to 63% at June 30, 1996 due to a weak local market attributable to NASA cutbacks.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities in 1996 and two communities in 1995 (as mentioned previously, two joint venture interests were acquired in September and October 1995). Equity in earnings of joint ventures increased from $38,600 in 1995 to $70,900 in 1996 due mainly to the purchase of the two additional joint venture interests. The overall occupancy of the Partnership's four joint venture properties was 96% at June 30, 1996, compared to 86% for two properties at June 30, 1995. Recent rent increases implemented include $10 per month at Harmony Ranch effective October 1995, $10 and $13 per month at Winter Haven and Rancho Margate, respectively, effective January 1996, and $12 per month at Big Country effective February 1996.

Interest income increased from $8,100 in 1995 to $19,300 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased slightly from $358,100 in 1995 to $359,700 in 1996. Higher utilities costs and losses incurred on the sale of rental homes at Sunset Vista were offset by lower repairs and maintenance and property tax costs.

Depreciation expense decreased from $146,900 in 1995 to $114,600 in 1996. The decrease is due to a $1,000,000 provision for estimated loss in value of the Sunrise Village community recorded in December 1995. A portion of the provision was recorded as a reduction to the depreciable basis of the property, thereby reducing future depreciation expense.

Interest expense of $68,100 in 1996 represents interest incurred on the $1,400,000 loan obtained by the Partnership in October 1995. No interest expense was incurred by the Partnership in 1995.

General and administrative expense decreased from $64,500 in 1995 to $55,300 in 1996 due mainly to proxy solicitation expenses incurred in 1995.

Three months ended June 30, 1996 as compared to three months ended June 30, 1995
- --------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively, as discussed previously. The Partnership realized net income of $39,500 and $8,300 for the three months ended June 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.19 in 1996 and $0.04 in 1995.

Rent and utilities revenues increased from $271,900 in 1995 to $278,700 in 1996, for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities in 1996 and two communities in 1995 (as mentioned previously, two joint venture interests were acquired in September and October 1995). Equity in earnings of joint ventures increased from $19,700 in 1995 to $34,900 in 1996 due mainly to the purchase of the two additional joint venture interests.

Property operating expenses decreased from $191,200 in 1995 to $172,700 in 1996. The overall decrease is comprised mainly of lower wages, repairs and maintenance and property tax costs, offset by higher utility costs.

Depreciation expense decreased from $73,700 in 1995 to $57,400 in 1996 for the reasons discussed previously.

Interest expense of $35,500 in 1996 represents interest incurred on the $1,400,000 loan obtained by the Partnership in October 1995. No interest expense was incurred by the Partnership in 1995.

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


Date:  August 12, 1996