Form 10QSB
period 1996-09-30
WINDSOR PARK PROPERTIES 4
filed 1996-11-12
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended     September 30, 1996
                                       ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from             to
                                       ------------  ----------------

        Commission file number   0-15700
                                 -------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             California                                 33-0202608
     -------------------------------       ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
         ------------------------------------------------------------
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [_]

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                            Page
                                                                            ----
Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9


                                    PART II
                                    -------

Item 6    Exhibits and Reports on Form 8-K                                   12

          SIGNATURE

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                             September 30, 1996
                                             ------------------
ASSETS
------
Property held for investment:
  Land                                       $        1,037,700
  Buildings and improvements                          5,439,400
  Fixtures and equipment                                 71,800
                                             ------------------
                                                      6,548,900
Less accumulated depreciation                        (3,089,600)
                                             ------------------
                                                      3,459,300

Investments in joint ventures                         3,086,000
Cash and cash equivalents                               724,900
Deferred financing costs                                 78,600
Other assets                                            115,000
                                             ------------------
                                             $        7,463,800
                                             ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                      $        1,400,000
  Accounts payable                                       21,300
  Accrued expenses                                       89,500
  Tenant deposits and other liabilities                  24,200
                                             ------------------
                                                      1,535,000
                                             ------------------

Partners' equity:
  Limited partners                                    6,047,500
  General partners                                     (118,700)
                                             ------------------
                                                      5,928,800
                                             ------------------
                                             $        7,463,800
                                             ==================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                          1996             1995
                                                    ---------------   --------------

REVENUES
--------
Rent and utilities                                  $       286,700   $      280,400
Equity in earnings of joint ventures                         30,700           30,900
Interest                                                      9,900            3,700
Other                                                        12,300            6,900
                                                    ---------------   --------------
                                                            339,600          321,900
                                                    ---------------   --------------

COSTS AND EXPENSES
------------------

Property operating                                          195,300          222,600
Depreciation and amortization                                58,300           74,400
Interest                                                     34,700
General and administrative:
  Related parties                                            16,700           15,700
  Other                                                       7,500           11,100
                                                    ---------------   --------------
                                                            312,500          323,800
                                                    ---------------   --------------
Net income (loss)                                   $        27,100   $       (1,900)
                                                    ===============   ==============
Net income (loss) - general partners                $           300   $         (100)
                                                    ===============   ==============
Net income (loss) - limited partners                $        26,800   $       (1,800)
                                                    ===============   ==============
Net income (loss) per limited partnership unit      $          0.14   $        (0.01)
                                                    ===============   ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1996            1995
                                             ---------------   -------------
REVENUES
--------

Rent and utilities                           $       837,000   $     810,600
Equity in earnings of joint ventures                 101,600          69,500
Interest                                              29,200          11,800
Other                                                 42,700          36,000
                                             ---------------   -------------
                                                   1,010,500         927,900
                                             ---------------   -------------

COSTS AND EXPENSES
------------------

Property operating                                   555,000        580,700
Depreciation and amortization                        172,900        221,300
Interest                                             102,800
General and administrative:
  Related parties                                     50,500         50,600
  Other                                               29,000         40,700
                                             ---------------   ------------
                                                     910,200        893,300
                                             ---------------   ------------
Net income                                   $       100,300   $     34,600
                                             ===============   ============
Net income - general partners                $         1,000   $        300
                                             ===============   ============
Net income - limited partners                $        99,300   $     34,300
                                             ===============   ============
Net income per limited partnership unit      $          0.50   $       0.17
                                             ===============   ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                        1996            1995
                                                                  -------------    --------------
Cash flows from operating activities:

  Net income                                                      $     100,300    $      34,600
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       172,900          221,300
    Equity in earnings of joint ventures                               (101,600)         (69,500)
    Joint ventures' cash distributions                                  101,600           69,500
    Loss on sale of property held for investment                          5,100              500
    Amortization of deferred financing costs                              9,700

    Changes in operating assets and liabilities:
      Other assets                                                      (34,100)          18,200
      Accounts payable                                                  (16,400)          (3,700)
      Accrued expenses                                                   54,900           74,400
      Tenant deposits and other liabilities                              (4,100)           7,000
                                                                  -------------    -------------

Net cash provided by operating activities                               288,300          352,300
                                                                  -------------    -------------
Cash flows from investing activities:
  Joint ventures' cash distributions                                    120,100          110,900
  Increase in property held for investment                              (83,300)         (78,900)
  Proceeds from sale of property held for investment                     12,000           60,800
  Investment in joint venture                                                           (207,600)
  Deposit on property                                                                    (50,000)
                                                                  -------------    -------------
Net cash provided by (used in) investing activities                      48,800         (164,800)
                                                                  -------------    -------------
Cash flows from financing activities:
  Cash distributions                                                   (452,500)        (339,400)
  Repurchase of limited partnership units                               (45,200)         (19,700)
                                                                  -------------    -------------

Net cash used in financing activities                                  (497,700)        (359,100)
                                                                  -------------    -------------
Net decrease in cash and cash equivalents                              (160,600)        (171,600)
Cash and cash equivalents at beginning of period                        885,500          303,200
                                                                  -------------    -------------
Cash and cash equivalents at end of period                        $     724,900    $     131,600
                                                                  =============    =============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                   $      93,000    $         --
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

                            WINDSOR PARK PROPERTIES 4
                            -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1996 and the related statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in four manufactured home communities at September 30, 1996 and three manufactured home communities at September 30, 1995. The combined condensed results of operations of the joint ventures for the nine months ended September 30, 1996 and 1995 (including Rancho Margate and Winter Haven since their purchase in September 1995 and October 1995, respectively) follows:


                           1996         1995
                        ----------    --------
Total revenues          $1,997,500    $718,100
                        ----------    --------
Expenses:
  Property operating       927,400     380,500
  Interest                 452,300      25,300
  Depreciation             382,700     203,500
                        ----------    --------
                         1,762,400     609,300
                        ----------    --------
Net income              $  235,100    $108,800
                        ==========    ========

NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the limited partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1996 was 198,607 and 197,962, respectively; and 200,348 and 200,682 for the three and nine months ended September 30, 1995, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $19,400 and $17,900 for such costs during the three months ended September 30, 1996 and 1995, respectively; and $58,400 and $57,400 for the nine months ended September 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

The General Partners receive 1% of profits, losses, and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded, annual return.

During the three months ended September 30, 1996 and 1995, the General Partners received cash distributions of $2,200 and $1,100, respectively; and $4,500 and $3,400 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1996 and 1995 follows:

                                    1996                     1995
                           --------------------     --------------------
                                           Per                       Per
                           Amount          Unit      Amount         Unit
                           --------       -----     --------       -----
Net income
- limited partners         $ 99,300       $0.50     $ 34,300       $0.17
Return of capital           348,700        1.76      301,700        1.50
                           --------       -----     --------       -----
                           $448,000       $2.26     $336,000       $1.67
                           ========       =====     ========       =====

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

September 30, 1996 as compared to December 31, 1995
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1996 were from the operations of its investment properties and distributions from joint ventures. The primary uses of cash during the same period were for debt service and cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $6,326,200 at December 31, 1995 to $5,928,800 at September 30, 1996 due to cash distributions of $452,500 and repurchased limited partnership units of $45,200, exceeding net income of $100,300.

At September 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $4,060,700, consisting of $2,300,000 of fixed rate debt and $1,760,700 of variable rate debt. The fixed rate debt was converted from variable rate debt during the second quarter in order to reduce the Partnership's future exposure to interest rate risk. All other terms of the fixed rate debt remain the same. The average rate of interest on the fixed and variable rate debt was 8.9% and 9.1%, respectively, at September 30, 1996.

The $1,400,000 loan obtained in October 1995, provided that an additional loan draw was available if the Partnership's investment properties met certain net operating income levels. These levels were achieved and consequently the General Partners intend to draw an additional $375,000 on the loan prior to the end of 1996. These loan proceeds, combined with some existing cash reserves, will be used to acquire an interest in one additional investment property.

The future sources of cash for the Partnership will be provided from property operations, additional loan proceeds, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, the purchase of an investment property, cash distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
---------------------

Nine months ended September 30, 1996 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1995
--------

The results of operations for the nine months ended September 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership realized net income of $100,300 and $34,600 for the nine months ended September 30, 1996 and 1995, respectively.
Net income per limited partnership unit was $0.50 in 1996 and $0.17 in 1995.

Rent and utilities revenues increased from $810,600 in 1995 to $837,000 in 1996. The overall increase is attributable to increased revenues at the Sunset Vista community due to improved occupancy levels and lower rent concessions, offset by lower revenues at the Sunrise Village community due to higher vacancy rates. Sunset Vista in Magna, Utah was 100% occupied at both September 30, 1996 and 1995. Occupancy at Sunrise Village in Cocoa, Florida decreased from 68% at September 30, 1995 to 62% at September 30, 1996 due to a weak local market attributable to NASA cutbacks.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities at September 30, 1996 and three communities at September 30, 1995 (as mentioned previously, two joint venture interests were acquired in September 1995 and October 1995). Equity in earnings of joint ventures increased from $69,500 in 1995 to $101,600 in 1996 due mainly to the purchase of the two additional joint venture interests. The overall occupancy of the Partnership's four joint venture properties was 95% at September 30, 1996, compared to 92% for three properties at September 30, 1995. Recent rent increases implemented include $10 per month at Harmony Ranch effective October 1995, $10 and $13 per month at Winter Haven and Rancho Margate, respectively, effective January 1996, and $12 per month at Big Country effective February 1996. Offsetting the occupancy gains and rent increases was increased interest expense at Harmony Ranch due to the $1.2 million loan obtained in September 1995.

Interest income increased from $11,800 in 1995 to $29,200 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses decreased from $580,700 in 1995 to $555,000 in 1996. The overall decrease is comprised of higher utilities costs offset by lower repairs and maintenance and property tax costs.

Depreciation expense decreased from $221,300 in 1995 to $172,900 in 1996. The decrease is due to a $1,000,000 provision for estimated loss in value of the Sunrise Village community recorded in December 1995. A portion of the provision was recorded as a reduction to the depreciable basis of the property, thereby reducing future depreciation expense.

Interest expense of $102,800 in 1996 represents interest incurred on the $1,400,000 loan obtained by the Partnership in October 1995. No interest expense was incurred by the Partnership in 1995.

General and administrative expense decreased from $91,300 in 1995 to $79,500 in 1996 due mainly to proxy solicitation expenses incurred in 1995, but not in 1996.

Three months ended September 30, 1996 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1995
------------------

The results of operations for the three months ended September 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership realized net income of $27,100 ($0.14 per limited partnership unit) for the three months ended September 30, 1996, and incurred a net loss of $1,900 ($0.01 per limited partnership unit) for the three months ended September 30, 1995.

Rent and utilities revenues increased from $280,400 in 1995 to $286,700 in 1996, for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities at September 30, 1996 and three communities at September 30, 1995 (as mentioned previously, two joint venture interests were acquired in September and October 1995). Equity in earnings of joint ventures decreased from $30,900 in 1995 to $30,700 in 1996. In addition to the factors discussed previously, Big Country incurred approximately $9,000 in losses from the sale of park owned mobile homes in the third quarter.

Property operating expenses decreased from $222,600 in 1995 to $195,300 in 1996. The overall decrease is comprised mainly of lower repairs and maintenance and property tax costs.

Depreciation expense decreased from $74,400 in 1995 to $58,300 in 1996 for the reasons discussed previously.

Interest expense of $34,700 in 1996 represents interest incurred on a $1,400,000 loan obtained by the Partnership in October 1995. No interest expense was incurred by the Partnership in 1995.

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


Date:  November 11, 1996