Form 10KSB40
period 1996-12-31
WINDSOR PARK PROPERTIES 4
filed 1997-03-31
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _______________ to ______________

Commission file number 0-15700

              (Exact name of small business issuer in its charter)

          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
             (Exact name of small business issuer in its charter)

        California                                      33-0202608
------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         -------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

Issuer's telephone number:  (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g)
 of the Exchange Act:                                          Units of Limited
                                                           Partnership Interest
                                                           --------------------
                                                             (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $1,349,800

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                     PART I
                                     -------

                                                                           Page

Item 1.         Description of Business                                       3

Item 2.         Description of Properties                                     5

Item 3.         Legal Proceedings                                             7

Item 4.         Submission of Matters to a Vote of Security Holders           7

                                    PART II
                                    -------

Item 5.         Market for the Partnership's Units and Related
                Security Holder Matters                                       7

Item 6.         Management's Discussion and Analysis                          7

Item 7.         Financial Statements                                         11

Item 8.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          24

                                    PART III
                                    --------

Item 9.         Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of The Exchange Act   24

Item 10.        Executive Compensation                                       25

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management                                                   25

Item 12.        Certain Relationships and Related Transactions               25

Item 13.        Exhibits and Reports on Form 8-K                             26

                SIGNATURES                                                   27

                                     PART I
                                     ------

Item 1. DESCRIPTION OF BUSINESS
        -----------------------

Business Development
--------------------

Windsor Park Properties 4, a California Limited Partnership (the Partnership), was formed in June 1986 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 200,000 limited partnership units (Units). All Units were sold for gross proceeds aggregating $20,000,000. In addition, the General Partners initially purchased 1,000 Units for $100,000. The offering commenced in September 1986 and terminated in September 1987. The net proceeds from the offering were originally expended for the acquisition of undivided interests in seven fully-developed manufactured home communities located in Wyoming, Utah, Florida, and Oregon. The
Partnership paid all cash for these properties.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in four additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned community. The Partnership's share of the loan is $900,000.

In October 1995, the Partnership obtained a $1,400,000 loan collateralized by the Sunset Vista and Sunrise Village communities. In December 1996, after achieving certain net operating income levels, the Partnership received $375,000 of additional loan proceeds.

In September 1995, the Partnership purchased a 33% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the community were acquired by affiliated limited partnerships. The Partnership's cost of its equity interest in the community was $957,600.
In connection with the purchase, the joint venture assumed a mortgage note of the seller, with an initial balance of $3,737,100. The note is collateralized by the community. The Partnership's share of the initial note assumed was $1,233,200.

In October 1995, the Partnership purchased a 33% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the community were acquired by affiliated limited partnerships.
The Partnership's cost of its equity interest in the community was $627,000. In connection with the purchase, the joint venture assumed a mortgage note of the seller, with an initial amount of $1,641,600. The note is collateralized by the community. The Partnership's share of the initial note assumed was $541,700.

In February 1997, the Partnership purchased a 25% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $575,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $760,000.

The Partnership owns interests in the following manufactured home communities at February 28, 1997:

                                        Date
Name of Property        Ownership %     Acquired        Location
----------------        -----------     --------        --------
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

Sunset Vista              100%          April 1987      Magna, Utah

Sunrise Village           100%          August 1987     Cocoa, Florida

Rancho Margate             33%          September 1995  Margate, Florida

Winter Haven               33%          October 1995    Winter Haven, Florida

Apache East                25%          February 1997   Phoenix, Arizona

Denali Park                25%          February 1997   Phoenix, Arizona

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the six communities owned by the Partnership at December 31, 1996 was approximately 86%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of these properties.

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

Item 2. DESCRIPTION OF PROPERTIES
        -------------------------

The Partnership owns interests in eight properties at February 28, 1997. The Partnership operates its properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other mobile home parks and apartments in their local markets. All properties are encumbered except Big Country Estates. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                                                    Big
                                  Sunset          Sunrise         Country
                                  Vista           Village         Estates
                                  -----           -------         -------
                                  Magna,          Cocoa,          Cheyenne,
Location                          Utah            Florida         Wyoming
--------------------------------------------------------------------------------
Percentage of Ownership               100%             100%            60%
Date Acquired                      4/87             8/87            12/86
Acreage                                25               53             28
Number of Spaces                      207              428            255
Monthly Rents (1)                    $191             $200           $179

Occupancy Level:
  December 31, 1996                    99%              61%            92%
Real estate taxes                   $8,100         $75,100        $11,400
Federal tax basis (3)           $2,292,300     $ 3,049,300     $1,247,500
Mortgage Information:
  Balance payable               $1,775,000          (2)              --
  Interest rate                       8.97%         (2)              --
  Amortization period                   --          (2)              --
  Maturity date                     10/02           (2)              --
  Balance due at maturity       $1,775,000          (2)              --

        -------------------------

                                Harmony         Rancho           Winter
                                 Ranch          Margate          Haven
                                 -----          -------          -----
                              Thonotosassa,     Margate,      Winter Haven,
Location                        Florida         Florida         Florida
-----------------------------------------------------------------------------
Percentage of Ownership               75%              33%             33%
Date Acquired                      12/86            9/95           10/95
Acreage                                29              29              30
Number of Spaces                      193             245             238
Monthly Rents (1)                    $217            $351            $211
Occupancy Level:
  December 31, 1996                    91%             98%             98%
Real estate taxes                 $38,000        $144,900         $35,600
Federal tax basis (3)          $1,358,700      $2,126,600      $1,106,800
Mortgage Information:
  Balance payable              $1,200,000      $3,698,100      $1,625,500
  Interest rate                      8.87%           9.04%           9.04%
  Amortization period           24 years        30 years        30 years
  Maturity date                    9/02            7/23            6/23
  Balance due at maturity      $1,200,000              $0              $0

                                Apache          Denali
                                 East            Park
                                 ----            -----
                                Phoenix,        Phoenix,
Location                        Arizona         Arizona
-------------------------------------------------------
Percentage of Ownership              25%            25%
Date Acquired                     2/97            2/97
Acreage                              16             33
Number of Spaces                    123            162
Monthly Rents (1)                  $220           $202
Occupancy Level:
  December 31, 1996                  77%            68%
Real estate taxes               $16,300        $23,200
Federal tax basis (3)          $556,300       $731,300
Mortgage Information:
  Balance payable            $3,040,000          (4)
  Interest rate                    8.38%         (4)
  Amortization period         24 years           (4)
  Maturity date                 3/06             (4)
  Balance due at maturity    $2,583,200          (4)

(1)     Average rental rates in effect on December 31, 1996.
(2)     Same mortgage note payable as Sunset Vista.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(4)     Same mortgage note payable as Apache East.

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


                                    PART II
                                    -------

Item 5. MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
        ----------------------------------------------------------------------
A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1996 there were approximately 2,500 persons holding an aggregate of 197,095 Units.

Cash distributions paid to limited partners since December 31, 1994 are as follows:

                                                Per $1,000
                                                Originally
Date Paid                       Amount (1)    Invested (2)
------------------------------------------------------------
February 1997                   $224,000           $11.14
August 1996                     $224,000           $11.14
February 1996                   $224,000           $11.14
August 1995                     $112,000           $ 5.57
May 1995                        $112,000           $ 5.57
February 1995                   $112,000           $ 5.57

(1)     Amounts exclude General Partner participation.
(2)     Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1994 were $7,900. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December
31, 1996 and 1995 were from the operations of its investment properties, joint venture distributions and proceeds from a mortgage note payable. The primary uses of cash during the same period were for investments in joint ventures and cash distributions to partners.

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

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in four additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch manufactured home community, a jointly owned community. The Partnership's share of the loan is $900,000. The loan, which was originally payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, is due in September 2002. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.87%. All other terms remained the same. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In October 1995, the Partnership obtained a $1,400,000 loan collateralized by the Sunset Vista and Sunrise Village communities. The loan, which was originally payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, is due in October 2002. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.97%. All other terms remained the same. In December 1995, after achieving certain net operating income levels, the Partnership received $375,000 of additional loan proceeds.

In September 1995, the Partnership purchased a 33% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the community were acquired by affiliated limited partnerships.
The Partnership's cost of its equity interest in the community was $957,600. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.04% at December 31, 1996) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. At December 31, 1996, the outstanding balance on this note is $3,698,100 (the Partnership's share is $1,220,400).

In October, 1995, the Partnership purchased a 33% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the community were acquired by affiliated limited partnerships.
The Partnership's cost of its equity interest in the community was $627,000. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.04% at December 31, 1996) until May 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in June 2003. At December 31, 1996, the outstanding balance on this note is $1,625,500 (the Partnership's share is $536,400).

At December 31, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $4,431,800, consisting of $2,675,000 of fixed rate debt and $1,756,800 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% and 9.0%, respectively at December 31, 1996.

In February 1997, the Partnership purchased a 25% interest in the Apache East and Denali Park manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $575,000. In connection with the purchase, the joint venture obtained a mortgage loan of $3,040,000, collateralized by the communities. The Partnership's share of the loan is $760,000. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006.

The Partnership owns interests in the following manufactured home communities at February 28, 1997:


                                        Date
Name of Property        Ownership %     Acquired        Location
----------------        -----------     --------        --------
Big Country Estates     60%             December 1986   Cheyenne,Wyoming
Harmony Ranch           75%             December 1986   Thonotosassa, Florida
Sunset Vista           100%             April 1997      Magna, Utah
Sunrise Village        100%             August 1997     Cocoa, Florida
Rancho Margate          33%             September 1995  Margate, Florida
Winter Haven            33%             October 1995    Winter Haven, Florida
Apache East             25%             February 1997   Phoenix, Arizona
Denali Park             25%             February 1997   Phoenix, Arizona

No further property financings or investment property acquisitions are planned by the General Partners.

As discussed in Note 11 to the financial statements, pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the general partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994, has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement.

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

b)  Results of Operations
    ---------------------

The results of operations for the years ended December 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership realized net income of $144,400 ($0.72 per limited partnership unit) for the year ended December 31, 1996 and incurred a net loss of $991,200 ($4.89 per limited partnership unit) for the year ended December 31, 1995.

Rent and utilities revenues increased from $1,086,800 in 1995 to $1,121,000 in 1996. The overall increase is attributable to increased revenues at the Sunset Vista community due to improved occupancy levels and lower rent concessions, offset by lower revenues at the Sunrise Village community due to higher vacancy rates. Sunset Vista in Magna, Utah was 99% occupied at both December 31, 1996 and 1995. Occupancy at Sunrise Village in Cocoa, Florida decreased from 65% at December 31, 1995 to 61% at December 31, 1996 due to a weak local market attributable to NASA cutbacks.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Big Country and Harmony Ranch manufactured home communities, and since their purchase, the Rancho Margate and Winter Haven manufactured home communities. Equity in earnings of joint ventures increased from $88,800 in 1995, to $131,000 in 1996, due mainly to the purchases of Rancho Margate and Winter Haven, as discussed previously. The overall occupancy of the Partnership's four joint venture properties increased from 94% at December
31, 1995 to 95% at December 31, 1996. Recent rent increases implemented include $10 per month at Harmony Ranch effective both October 1996 and 1995; $10 and $13 per month at Winter Haven and Rancho Margate, respectively, effective January 1996; and $12 per month at Big Country effective February 1996.

Interest income increased from $19,500 in 1995 to $38,500 in 1996 due to higher average cash balances maintained by the Partnership.

Property operating costs decreased from $783,500 in 1995 to $728,900 in 1996. The decrease is attributable mainly to lower maintenance and property tax costs. In addition, the Partnership incurred losses on the sales of rental mobile homes at Sunset Vista in 1995. Approximately 40 rental mobile homes located at the park were sold in 1995 and replaced with owner occupied homes. The General Partners believed this strategy of converting the property to primarily owner occupied residents was appropriate given the strengthening market.

Interest expense increased from $31,500 in 1995 to $137,400 in 1996 due to the loan obtained by the Partnership in October 1995, as discussed previously.

In December 1995, the Partnership provided $1,000,000 for an estimated loss in value of the Sunrise Village manufactured home community. The provision was made after a management review of the property and the local market indicated that an impairment in the value of the property had occurred. The provision was measured as the difference between the carrying value of the property and its estimated future undiscounted cash flows. Factors considered and judgements made in estimating future cash flows included current and expected future occupancy rates, future rent raises, changes in operating expenses, the forecasted holding period and the estimated property selling price.

Depreciation expense decreased from $294,300 in 1995 to $232,100 in 1996. The decrease is due mainly to the provision for estimated loss in value of the Sunrise Village community recorded in December 1995, as discussed previously.
A portion of the provision was recorded as a reduction to the depreciable basis of the property, thereby reducing future depreciation expense.

General and administrative expenses decreased from $123,500 in 1995 to $107,000 in 1996 due mainly to proxy solicitation costs incurred in 1995 but not in 1996.

Item 7. FINANCIAL STATEMENTS
        --------------------

The following financial statements are filed as a part of this report:
                                                                           Page
                                                                           ----

Independent Auditors' Report                                                 12

Balance Sheet at December 31, 1996                                           13

Statements of Operations for the years ended
 December 31, 1996 and 1995                                                  14

Statements of Partners' Equity for the years ended
 December 31, 1996 and 1995                                                  15

Statements of Cash Flows for the years ended
 December 31, 1996 and 1995                                                  16

Notes to Financial Statements                                                17

INDEPENDENT AUDITORS' REPORT

The Partners
Windsor Park Properties 4
(A California Limited Partnership)
Escondido, California

We have audited the accompanying balance sheet of Windsor Park Properties 4 (the Partnership) as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 4 as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 11, partners' equity at December 31, 1994 has been restated.

Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------

                                                             December 31, 1996
                                                             -----------------
ASSETS
------
Property held for investment, net                                $3,436,500
Investments in joint ventures                                     3,041,900
Cash and cash equivalents                                         1,105,200
Deferred financing costs                                             85,300
Other assets                                                        147,000
                                                                 ----------
                                                                 $7,815,900
                                                                 ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                          $1,775,000
  Accounts payable                                                   14,900
  Accrued expenses                                                   31,600
  Tenant deposits and other liabilities                              24,700
                                                                 ----------
                                                                  1,846,200
                                                                 ----------
Partners' equity:
  Limited partners                                                5,999,800
  General partners                                                  (30,100)
                                                                 ----------
                                                                  5,969,700
                                                                 ----------
                                                                 $7,815,900
                                                                 ==========

                See accompanying notes to financial statements.


                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            -----------------------

                                               For The Year Ended December 31,
                                               -------------------------------
                                                     1996              1995
                                               ----------------  -------------
REVENUES
--------
Rent and utilities                                  $1,121,000      $1,086,800
Equity in earnings of joint ventures                   131,000          88,800
Interest                                                38,500          19,500
Other                                                   59,300          46,500
                                                    -----------     ----------
                                                     1,349,800       1,241,600
                                                    -----------     ----------

COSTS AND EXPENSES
------------------
Property operating                                     728,900         783,500
Depreciation and amortization                          232,100         294,300
Interest                                               137,400          31,500
General and administrative:
  Related parties                                       70,500          74,100
  Other                                                 36,500          49,400
Provision for estimated loss in value of
  property held for investment                                       1,000,000
                                                    -----------     ----------
                                                     1,205,400       2,232,800
                                                    -----------     ----------

Net income (loss)                                   $  144,400      $ (991,200)
                                                    ===========     ===========
Net income (loss) - general partners                $    1,400      $   (9,900)
                                                    ===========     ===========
Net income (loss) - limited partners                $  143,000      $ (981,300)
                                                    ===========     ===========
Net income (loss) per limited partnership unit      $     0.72       $   (4.89)
                                                    ===========     ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------


                                      General Partners       Limited Partners            Total
                                     ----------------       ----------------           ----------
Balance at December
  31, 1994 - as previously reported     $(101,900)              $7,796,700              $7,694,800
Reallocation of partners' equity
  (Note 11)                                88,200                  (88,200)
                                        ---------               ----------              ----------

Balance at December 31, 1994
  - as restated                           (13,700)               7,708,500               7,694,800
Cash distributions                         (3,400)                (336,000)               (339,400)
Net loss                                   (9,900)                (981,300)               (991,200)

Repurchase of limited partnership
 units
                                                                   (38,000)                (38,000)
                                        ---------               ----------              ----------
Balance at December 31, 1995              (27,000)               6,353,200               6,326,200
Cash distributions                         (4,500)                (448,000)               (452,500)
Net income                                  1,400                  143,000                 144,400
Repurchase of limited partnership
 units                                                             (48,400)                (48,400)
                                        ---------               ----------              ----------
Balance at December 31, 1996            $ (30,100)              $5,999,800              $5,969,700
                                        =========               ==========              ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                        For The Year Ended December 31,
                                                        -------------------------------
                                                                1996            1995
                                                        ---------------  --------------
Cash flows from operating activities:
Net income (loss)                                       $  144,400          $  (991,200)

  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                          232,100              294,300
    Equity in earnings of joint ventures                  (131,000)             (88,800)
    Joint ventures' cash distributions                     131,000               88,800
    Loss on sale of property held for investment and
      other assets                                           5,100               33,400
    Provision for estimated loss in value of property
      held for investment                                                     1,000,000
    Amortization of deferred financing costs                13,100
Changes in operating assets and liabilities:
   Other assets                                            (66,100)               8,100
   Accounts payable                                        (22,800)              11,500
   Accrued expenses                                         (3,000)              19,100
   Tenant deposits and other liabilities                    (3,600)               4,300
                                                        ----------          -----------

Net cash provided by operating activities                  299,200              379,500
                                                        ----------          -----------
Cash flows from investing activities:
  Joint ventures' cash distributions                       164,200              145,600
  Increase in property held for investment                (119,700)            (116,500)
  Proceeds from sale of property held for investment
    and other assets                                        12,000               77,300
  Investments in joint ventures                                                (834,600)
                                                        ----------          -----------
Net cash provided by (used in) investing activities         56,500             (728,200)
                                                        ----------          -----------
Cash flows from financing activities:
   Cash distributions                                     (452,500)            (339,400)
   Proceeds from mortgage note payable                     375,000            1,400,000
   Repurchase of limited partnership units                 (48,400)             (38,000)
   Payment of deferred financing costs                     (10,100)             (91,600)
                                                        ----------          -----------
Net cash (used in) provided by financing activities       (136,000)             931,000
                                                        ----------          -----------
Net increase in cash and cash equivalents                  219,700              582,300
Cash and cash equivalents at beginning of year             885,500              303,200
                                                        ----------          -----------

Cash and cash equivalents at end of year                $1,105,200          $   885,500
                                                        ==========          ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
NOTE 1. THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 4, A California Limited Partnership (the Partnership), was formed in June 1986 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation (TWC). The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit which commenced in September 1986 and terminated in September 1987.

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

In 1995, property held for investment was reviewed for impairment annually or whenever events or changes in circumstances indicated that the carrying values of the properties would not be recoverable. Impairment was measured as the difference between the carrying value of the property and the estimated future undiscounted cash flows.

In 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and its fair value. The adoption of SFAS No. 121 did not have an effect on the 1996 financial statements of the Partnership.

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

Net Income (Loss) per Limited Partnership Unit
----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1996 and 1995 was 198,241 and 200,570, respectively.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

NOTE 2. PARTNERSHIP AGREEMENT
        ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1996 and 1995 was 197,095 and 199,463, respectively, which represented capital contributions of $19,709,500 and $19,946,300, respectively. During the years ended December
31, 1996 and 1995, the Partnership repurchased 2,368 units and 1,537 units, respectively for $48,400 and $38,000, respectively. The General Partners owned 1,030 units at both December 31, 1996 and 1995.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $81,200 and $83,300 for such costs during the years ended December 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations.

Liquidation Stage
-----------------

The General Partners receive 1% of cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus a 9% cumulative, non-compounded, annual return.

The General Partners generally receive 1% of profits and losses from the sale of Partnership properties. However, if applicable, profits on sale will first be allocated 100% to the General Partners to the extent of their negative capital account.

During the years ended December 31, 1996 and 1995, the General Partners received cash distributions of $4,500 and $3,400, respectively.

NOTE 3. PROPERTY HELD FOR INVESTMENT
        ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:


        Name of Property        Date Acquired           Location
        ----------------        -------------           --------
        Sunset Vista            April 30, 1987          Magna, Utah
        Sunrise Village         August 3, 1987          Cocoa, Florida

                                                                December 31, 1996
                                                                -----------------
                Land                                                $1,037,700

                Buildings and improvements                           5,473,100

                Fixtures and equipment                                  74,600
                                                                    -----------

                                                                     6,585,400
                Less accumulated depreciation                       (3,148,900)
                                                                    ------------
                                                                    $3,436,500
                                                                    ============

In December 1995, the Partnership provided $1,000,000 for an estimated loss in value of the Sunrise Village manufactured home community. The provision was made after a management review of the property and the local market indicated that an impairment in the value of the property had occurred. The provision was measured as the difference between the carrying value of the property and its estimated future undiscounted cash flows. The provision was reflected as a reduction to the depreciable and non-depreciable components of the property.

NOTE 4. INVESTMENTS IN JOINT VENTURES
        -----------------------------

The Partnership's investments in joint ventures consist of interests in four manufactured home communities summarized as follows:

                        Ownership
Name of Property        Percentage      Date Acquired           Location
----------------        ----------      -------------           --------
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

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,200,000 loan collateralized by the Harmony Ranch community, a jointly owned community. The Partnership's share of the loan is $900,000. The loan, which was originally payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95%, is due in September 2002. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.87%. All other terms remain the same. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership purchased a 33% interest in the Rancho Margate community for a cost of $957,600. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the community, is payable in monthly installments, including interest at 50% of six-month LIBOR plus 6.26% (9.04% at December 31, 1996) until June 2003. Thereafter, the interest rate increases to 50% of six-month LIBOR plus 7.26%, until the note matures in July 2023. At December 31, 1996, the outstanding balance on this note is $3,698,100 (the Partnership's share is $1,220,400).

In October 1995, the Partnership purchased a 33% interest in the Winter Haven community for a cost of $627,000. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the community, is payable in monthly installments, including interest at 50% of six-month LIBOR plus 6.26% (9.04% at December 31, 1996) until May 2003. Thereafter, the interest rate increases to 50% of six-month LIBOR plus 7.26%, until the note matures in June 2023. At December 31, 1996, the outstanding balance on this note is $1,625,500 (the Partnership's share is $536,400).

The combined condensed financial position and results of operations of the joint ventures (including Rancho Margate and Winter Haven since their purchase) follow:


                                                                December 31, 1996
                                                                -----------------

Financial Position:
-------------------

Property held for investment, net                               $13,488,400
Cash                                                                 62,000

Other assets                                                        244,800
                                                                -----------

  Total assets                                                  $13,795,200
                                                                ===========

Mortgage notes payable                                          $ 6,523,600
Accounts payable                                                     24,400
Other liabilities                                                   112,300
                                                                -----------

  Total liabilities                                               6,660,300

Partners' equity                                                  7,134,900
                                                                -----------

                                                                $13,795,200
                                                                ===========

                                            For The Year Ended December 31,
                                            -------------------------------
                                                1996               1995
                                            -----------         -----------
Results of Operations:
---------------------

Property revenues                            $2,696,100         $1,346,800
                                             ----------         ----------

Expenses:
  Property operating                          1,298,500            688,600
  Interest                                      602,600            172,300
  Depreciation                                  512,400            324,100
                                             ----------         ----------

                                              2,413,500          1,185,000
                                             ----------         ----------

Net income                                   $  282,600         $  161,800
                                             ==========         ==========

NOTE 5.  MORTGAGE NOTE PAYABLE
         ---------------------

In October 1995, the Partnership obtained a $1,400,000 mortgage loan collateralized by the Sunset Vista and Sunrise Village communities. The loan, which was originally payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, is due in October 2002. In March 1996, the loan was converted to a fixed rate loan bearing interest at 8.97%. All other terms of the loan remained the same. In December 1996, after achieving certain net operating income levels, the Partnership received $375,000 of additional loan proceeds at the same terms.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1996 and 1995 follows:


                                1996                      1995
                        -------------------        -------------------
                                      Per                        Per
                        Amount        Unit         Amount        Unit
                        ------        ----         ------        ----
Net income
 - Limited Partners     $143,000      $0.72        $             $
Return of capital        305,000       1.54         336,000       1.68
                        --------      -----        --------      -----

                        $448,000      $2.26        $336,000      $1.68
                        ========      =====        ========      =====

NOTE 7.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1996 and 1995 and for the years then ended follows:


                                1996                            1995
                        ------------------------        ---------------------------
                        Net Income      Partners'                       Partners'
                         (Loss)          Equity         Net (Loss)       Equity
                        ----------      -----------     ----------      -----------
Per financial
  statements            $ 144,400       $ 5,969,700     $ (991,200)     $ 6,326,200
Syndication costs                         2,100,600                       2,100,600
Gain on sale of
 property held for
 investment                                 300,200                         300,200
Provision for estimated
  loss on sale of
 property held for
 investment                               3,000,000      1,000,000        3,000,000
Depreciation             (158,400)         (983,100)       (93,200)        (824,700)
Other                    (111,600)         (107,700)       (52,200)           3,900
                        ---------       -----------     ----------      -----------

Per Partnership tax
 return                 $(125,600)      $10,279,700       (136,600)     $10,906,200
                        =========       ===========     ==========      ===========

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         ----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The fixed rate mortgage note payable approximates fair value as estimated based on interest rates available for debt with similar terms and maturities.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                        1996            1995
                                                        ----            ----
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest (none capitalized)                        $124,400        $17,800
                                                        ========        =======

         ----------------------------------

Supplemental schedule of non-cash investing and financing activities:
--------------------------------------------------------------------
In 1995, the Partnership acquired an interest in a joint venture in which a portion of the purchase consideration was remitted directly by a separate affiliated joint venture, as follows:


    Total purchase consideration                        $ 957,600
    Consideration from affiliated joint venture          (750,000)
                                                        ---------

    Cash paid                                           $ 207,600
                                                        =========


NOTE 10.  SUBSEQUENT EVENT
          ----------------

In February 1997, the Partnership purchased a 25% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $575,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $760,000. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2%. The loan is due in March 2006.


NOTE 11.  RESTATEMENT OF PARTNERS' EQUITY
          -------------------------------

Pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the General Partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994 has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement. The effect of this restatement on the Partnership's financial statements is summarized below:


                                          As Previously
                                            Reported              As Restated
                                        ----------------        ---------------
Equity Balance
--------------
General Partners                        $ (101,900)             $  (13,700)
Limited Partners                        $7,796,700              $7,708,500

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

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

The executive officers of Windsor and Wincorp do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorps follow:



                Name              Age                        Office
        ------------------      ------          --------------------------------
John A. Coseo, Jr.              58              Chairman of the Board and Chief
                                                Executive Officer

Patricia A. Coseo               55              Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (58) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (55) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

        No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

        The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and
        (ii) all General Partners as a group as of December 31, 1996:


                                                        Amount and Nature of    Percent of Class
Title Of Class                  Beneficial Owner        Beneficial Ownership
------------------------------------------------------------------------------------------------
Units of Limited                John A. Coseo, Jr.
Partnership Interest             a General Partner              30                      .015%

Units of Limited                The Windsor
Partnership Interest            Corporation,
                                 a General Partner           1,000                      .507%
                                                             -----                      ----
Units of Limited                All General Partners
Partnership Interest             as a group                  1,030                      .522%
                                                             =====                      ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1996 and 1995.



Form of Compensation and Entity Receiving               1996            1995
-----------------------------------------               ----            ----
Expense reimbursement - The Windsor Corporation         $81,200         $83,300
Cash distributions - The Windsor Corporation            $ 4,500         $ 3,400

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

        (a)     Exhibits and Index of Exhibits

                (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-6812 and incorporated herein by reference.

                (27) - Financial Data Schedule

        (b)     Reports on Form 8-K

                There were no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day March 1997.


                       WINDSOR PARK PROPERTIES 4
                       A California Limited Partnership
                       By: /s/  John A. Coseo, Jr.
                           -----------------------
                           JOHN A. COSEO, JR.
                           Individual General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                                   Date
---------                       -----                                   ----
/s/ John A. Coseo, Jr.          General Partner and Chairman of the     March 26, 1997
--------------------
JOHN A. COSEO, JR.              Board of The Windsor Corporation
                                (Principal Executive Officer of The
                                Windsor Corporation)

/s/ Patricia A. Coseo           Director of The Windsor Corporation     March 26, 1997
---------------------
PATRICIA A. COSEO