Form 10QSB
period 1997-03-31
WINDSOR PARK PROPERTIES 4
filed 1997-05-13
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     March 31, 1997
                                    -----------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



   For the transition period from ___________________ to ___________________


                       Commission file number   0-15700
                                             ------------


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



             120 W. Grand Avenue, Suite 202, Escondido, California 92025
       -----------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
       ----------------------------------------------------------------
                          (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (_)
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

          SIGNATURE

                           WINDSOR PARK PROPERTIES 4
                      ----------------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)



                                             March 31, 1997
                                             --------------
ASSETS
------

Property held for investment:
  Land                                       $    1,037,700
  Buildings and improvements                      5,473,000
  Fixtures and equipment                             74,600
                                             --------------

                                                  6,585,300
Less accumulated depreciation                    (3,208,200)
                                             --------------

                                                  3,377,100

Investments in joint ventures                     3,506,800
Cash and cash equivalents                           583,300
Deferred financing costs                             82,200
Other assets                                         87,500
                                             --------------

                                             $    7,636,900
                                             ==============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                      $    1,775,000
  Accounts payable                                   13,200
  Accrued expenses                                   56,900
  Tenant deposits and other liabilities              24,900
                                             --------------

                                                  1,870,000
                                             --------------

Partners' equity:
  Limited partners                                5,799,000
  General partners                                  (32,100)
                                             --------------

                                                  5,766,900
                                             --------------

                                             $    7,636,900
                                             ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                          Three Months Ended March 31,
                                          ----------------------------

                                                1997          1996
                                          --------------  ------------
REVENUES
--------

Rent and utilities                        $      280,700   $   271,600
Equity in earnings of joint ventures              41,300        36,000
Interest                                           7,100        10,000
Other                                             11,700        19,900
                                          --------------   -----------

                                                 340,800       337,500
                                          --------------   -----------

COSTS AND EXPENSES
------------------

Property operating                               180,600       187,000
Depreciation and amortization                     59,400        57,200
Interest                                          43,100        32,600
General and administrative:
  Related parties                                 19,100        17,200
  Other                                           10,000         9,800
                                          --------------   -----------

                                                 312,200       303,800
                                          --------------   -----------

Net income                                $       28,600   $    33,700
                                          ==============   ===========

Net income - general partners             $          300   $       300
                                          ==============   ===========

Net income - limited partners             $       28,300   $    33,400
                                          ==============   ===========

Net income per limited partnership unit   $         0.14   $      0.17
                                          ==============   ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                         Three Months Ended March 31,
                                                          -----------------------------
                                                              1997             1996
                                                          -------------    ------------
Cash flows from operating activities:
  Net income                                              $      28,600    $     33,700
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                59,400          57,200
    Equity in earnings of joint ventures                        (41,300)        (36,000)
    Joint ventures' cash distributions                           41,300          36,000
    Loss on sale of property held for investment                    500           5,100
    Amortization of deferred financing costs                      3,100           3,100

    Changes in operating assets and liabilities:
      Other assets                                               60,100          (9,200)
      Accounts payable                                           (1,700)        (25,500)
      Accrued expenses                                           25,300          17,100
      Tenant deposits and other liabilities                         200          (6,100)
                                                          -------------    ------------
Net cash provided by operating activities                       175,500          75,400
                                                          -------------    ------------

Cash flows from investing activities:
  Investment in joint venture                                  (548,500)
  Joint ventures' cash distributions                             83,600          55,200
  Increase in property held for investment                       (1,100)         (7,400)
  Proceeds from sale of property held for investment                             12,000
                                                          -------------    ------------

Net cash (used in) provided by investing activities            (466,000)         59,800
                                                          -------------    ------------

Cash flows from financing activities:
  Cash distributions                                           (226,300)       (226,300)
  Repurchase of limited partnership units                        (5,100)        (11,500)
                                                          -------------    ------------

Net cash used in financing activities                          (231,400)       (237,800)
                                                          -------------    ------------

Net decrease in cash and cash equivalents                      (521,900)       (102,600)

Cash and cash equivalents at beginning of period              1,105,200         885,500
                                                          -------------    ------------

Cash and cash equivalents at end of period                $     583,300    $    782,900
                                                          =============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                           $      37,000    $     30,200
                                                          =============    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                       ----------------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1997 and the related statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

In February 1997, the Partnership purchased a 25% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $548,500. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $760,000. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006.

The Partnership's investments in joint ventures consist of interests in six manufactured home communities at March 31, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the three months ended March 31, 1997 and 1996 follows:

                               1997          1996
                           -----------   -----------
      Total revenues       $   771,800   $   657,400
                           -----------   -----------
      Expenses:
       Property operating      354,200       296,900
       Interest                177,700       150,400
       Depreciation            144,300       126,200
                           -----------   -----------

                               676,200       573,500
                           -----------   -----------

      Net income           $    95,600   $    83,900
                           ===========   ===========

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
------------------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1997 and 1996 was 196,985 and 199,321, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $22,300 and $19,700 for such costs during the three months ended March 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

During both the three months ended March 31, 1997 and 1996, the General Partners received cash distributions of $2,300.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1997 and 1996 follows:

                                  1997                      1996
                          ---------------------    ----------------------

                                          Per                       Per
                            Amount        Unit        Amount        Unit
                          ----------      ----     ----------       ----
Net income
 - Limited Partners       $   28,300    $  0.14    $   33,400    $   0.17
Return of capital            195,700       1.00       190,600        0.95
                          ----------    -------    ----------    --------

                          $  224,000    $  1.14    $  224,000    $   1.12
                          ==========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 4
                       ----------------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

March 31, 1997 as compared to December 31, 1996
-----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1997 were from the operations of its investment properties and distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture, debt service and cash distributions to partners.

In February 1997, the Partnership purchased a 25% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $548,500. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $760,000. The loan initially bears interest at 8.375%. In March 2000 and March 2003 the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2% and the loan is due in March 2006.

No further investment property acquisitions are planned by the General Partners.

At March 31, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $5,187,700, consisting of $2,675,000 of fixed rate debt and $2,512,700 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% and 8.8%, respectively at March 31, 1997.

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

Results of Operations
---------------------

Three months ended March 31, 1997 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1996
----

The results of operations for the three months ended March 31, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $28,600 and $33,700 for the three months ended March 31, 1997 and 1996, respectively. Net income per limited partnership unit was $0.14 in 1997 and $0.17 in 1996.

Rent and utilities revenues increased from $271,600 in 1996 to $280,700 in 1997. The overall occupancy level of the Partnership's two wholly-owned properties remained level at approximately 73% at both March 31, 1997 and 1996. Despite the level occupancy, revenues increased mainly due to lower rent concessions at the Sunset Vista community.

Equity in earnings of joint ventures represents the Partnership's share of the net income of four manufactured home communities in 1996 and six manufactured home communities in 1997 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures increased from $36,000 in 1996 to $41,300 in 1997 due mainly to the purchase of the two additional joint venture interests. The overall occupancy of the Partnership's six joint venture properties was 92% at March 31, 1997, compared to 95% for four properties at March 31, 1996. Recent rent increases include $10 and $12 per month at Big Country effective February 1997 and 1996, respectively; $10 per month at Harmony Ranch effective October 1996; and $12 and $9 per month at Rancho Margate and Winter Haven, respectively, effective January 1997.

Interest income decreased from $10,000 in 1996 to $7,100 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $187,000 in 1996 to $180,600 in 1997 due mainly to lower property tax expense at the Sunrise Village community. In addition, in 1996 the Partnership incurred some losses on the sale of mobile homes at the Sunset Vista community.

Interest expense increased from $32,600 in 1996 to $43,100 in 1997 due mainly to the $375,000 loan draw taken by the Partnership in December 1996.

General and administrative expense increased from $27,000 in 1996 to $29,100 in 1997 due mainly to higher employee time charges from the General Partner.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibits and Index of Exhibits

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K

         1) A Form 8-K (dated March 5, 1997) was filed with regards to the Partnership's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

              The item reported in this current report was Item 2 (acquisition or disposition of assets).

         2) A Form 8-K/A (dated April 28, 1997) was filed with regards to the Partnership's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

              The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

              A summary of the financial information included in the report follows:

              a) Financial Statements and Proforma Financial Information of Apache East Estates and Denali Park Estates Manufactured Home Communities.

              b)   Proforma Financial Information of Windsor Park Properties 4.

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


                         WINDSOR PARK PROPERTIES 4,
                         A California Limited Partnership
                         ---------------------------------
                                    (Registrant)

                         By:  The Windsor Corporation, General Partner



                         By /s/ John A. Coseo, Jr.
                            ------------------------------
                            JOHN A. COSEO, JR.
                            Chief Financial Officer
                            (Principal Accounting Officer)


Date:  May 12, 1997