Form 10QSB
period 1997-06-30
WINDSOR PARK PROPERTIES 4
filed 1997-08-12
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended     June 30, 1997
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



  For the transition period from ___________________ to ____________________


     Commission file number   0-15700
                             -----------------------------------------------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            California                                     33-0202608
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (760) 746-2411
-------------------------------------------------------------------------------
                          (Issuer's telephone number)



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

         SIGNATURE

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                              June 30, 1997
                                              -------------
ASSETS
------
Property held for investment:
  Land                                        $   1,037,700
  Buildings and improvements                      5,474,200
  Fixtures and equipment                             91,100
                                              -------------

                                                  6,603,000
Less accumulated depreciation                    (3,268,200)
                                              -------------

                                                  3,334,800

Investments in joint ventures                     3,458,900
Cash and cash equivalents                           667,900
Deferred financing costs                             78,900
Other assets                                        106,600
                                              -------------

                                              $   7,647,100
                                              =============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                       $   1,775,000
  Accounts payable                                   24,300
  Accrued expenses                                   65,200
  Tenant deposits and other liabilities              17,400
                                              -------------

                                                  1,881,900
                                              -------------
Partners' equity:
  Limited partners                                5,797,100
  General partners                                  (31,900)
                                              -------------

                                                  5,765,200
                                              -------------

                                              $   7,647,100
                                              =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                                  -----------


                                              Three Months Ended June 30,
                                              ---------------------------

                                                 1997             1996
                                              ----------       ----------
REVENUES
--------

Rent and utilities                            $  297,300       $  278,700
Equity in earnings of joint ventures              29,700           34,900
Interest                                           9,000            9,300
Other                                             11,400           10,500
                                              ----------       ----------

                                                 347,400          333,400
                                              ----------       ----------

COSTS AND EXPENSES
------------------

Property operating                               191,600          172,700
Depreciation and amortization                     59,900           57,400
Interest                                          43,100           35,500
General and administrative:
  Related parties                                 19,300           16,600
  Other                                           11,300           11,700
                                              ----------       ----------

                                                 325,200          293,900
                                              ----------       ----------

Net income                                    $   22,200       $   39,500
                                              ==========       ==========

Net income - general partners                 $      200       $      400
                                              ==========       ==========

Net income - limited partners                 $   22,000       $   39,100
                                              ==========       ==========

Net income per limited partnership unit       $     0.11       $     0.19
                                              ==========       ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                                  (unaudited)
                                  -----------



                                             Six Months Ended June 30,
                                             -------------------------
                                                 1997          1996
                                             -----------   -----------
REVENUES
--------

Rent and utilities                           $   578,000   $   550,300
Equity in earnings of joint ventures              71,000        70,900
Interest                                          16,100        19,300
Other                                             23,100        30,400
                                             -----------   -----------

                                                 688,200       670,900
                                             -----------   -----------

COSTS AND EXPENSES
------------------

Property operating                               372,200       359,700
Depreciation and amortization                    119,300       114,600
Interest                                          86,200        68,100
General and administrative:
  Related parties                                 38,400        33,800
  Other                                           21,300        21,500
                                             -----------   -----------

                                                 637,400       597,700
                                             -----------   -----------

Net income                                   $    50,800   $    73,200
                                             ===========   ===========

Net income - general partners               $       500   $       700
                                             ===========   ===========

Net income - limited partners                $    50,300   $    72,500
                                             ===========   ===========

Net income per limited partnership unit      $      0.25   $      0.36
                                             ===========   ===========


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  -----------

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                               1997        1996
                                                          -----------   -----------
Cash flows from operating activities:
  Net income                                              $    50,800   $    73,200
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             119,300       114,600
    Equity in earnings of joint ventures                      (71,000)      (70,900)
    Joint ventures' cash distributions                         71,000        70,900
    Loss on sale of property held for investment                  500         5,100
    Amortization of deferred financing costs                    6,400         6,400

    Changes in operating assets and liabilities:
      Other assets                                             41,000       (13,800)
      Accounts payable                                          9,400       (18,100)
      Accrued expenses                                         33,600        29,900
      Tenant deposits and other liabilities                    (7,300)       (5,100)
                                                          -----------   -----------
Net cash provided by operating activities                     253,700       192,200
                                                          -----------   -----------

Cash flows from investing activities:
  Investment in joint venture                                (548,500)
  Joint ventures' cash distributions                          131,500        83,300
  Increase in property held for investment                    (18,700)      (56,900)
  Proceeds from sale of property held for investment                         12,000
                                                          -----------   -----------

Net cash (used in) provided by investing activities          (435,700)       38,400
                                                          -----------   -----------

Cash flows from financing activities:
  Cash distributions                                         (226,300)     (226,300)
  Repurchase of limited partnership units                     (29,000)      (26,700)
                                                          -----------   -----------

Net cash used in financing activities                        (255,300)     (253,000)
                                                          -----------   -----------

Net decrease in cash and cash equivalents                    (437,300)      (22,400)

Cash and cash equivalents at beginning of period            1,105,200       885,500
                                                          -----------   -----------

Cash and cash equivalents at end of period                $   667,900   $   863,100
                                                          ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                           $    76,800   $    61,600
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

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1997 and the related statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Partnership's investments in joint ventures consist of interests in six manufactured home communities at June 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the six months ended June 30, 1997 and 1996 follows:

                                 1997           1996
                           -------------   -------------

      Total revenues       $   1,585,100   $   1,323,700
                           -------------   -------------
      Expenses:
      Property operating         738,600         601,600
      Interest                   394,000         301,800
      Depreciation               319,200         253,900
                           -------------   -------------

                               1,451,800       1,157,300
                           -------------   -------------

      Net income           $     133,300   $     166,400
                           =============   =============

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1997 was 196,803 and 196,891, respectively; and 198,543 and 198,935 for the three and six months ended June 30, 1996, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $22,600 and $19,300 for such costs during the three months ended June 30, 1997 and 1996, respectively; and $44,900 and $39,000 during the six months ended June 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

The General Partners received cash distributions of $2,300 during both the six months ended June 30, 1997 and 1996. The General Partners received no cash distributions during the three months ended June 30, 1997 and 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1997 and 1996 follows:

                                  1997                     1996
                         ----------------------   ----------------------
                                          Per                     Per
                           Amount         Unit      Amount        Unit
                         -----------      ----    -----------     ----
Net income
 - limited partners      $    50,300    $  0.25   $    72,500   $   0.36
Return of capital            173,700       0.89       151,500       0.77
                         -----------    -------   -----------   --------

                         $   224,000    $  1.14   $   224,000   $   1.13
                         ===========    =======   ===========   ========

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

June 30, 1997 as compared to December 31, 1996
----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1997 were from the operations of its investment properties and distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture, debt service and cash distributions to partners.

In February 1997, the Partnership purchased a 25% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The Partnership's cost of its equity interest in the communities was $548,500. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $760,000. The loan initially bears interest at 8.375%. In March 2000 and March 2003 the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006.

No further investment property acquisitions are planned by the General Partners.

At June 30, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $5,183,600, consisting of $2,675,000 of fixed rate debt and $2,508,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% and 9.0%, respectively at June 30, 1997.

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

Results of Operations
---------------------

Six months ended June 30, 1997 as compared to six months ended June 30, 1996
----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997, as discussed previously. The Partnership realized net income of $50,800 and $73,200 for the six months ended June 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.25 in 1997 and $0.36 in 1996.

Rent and utilities revenues increased from $550,300 in 1996 to $578,000 in 1997. The overall occupancy level of the Partnership's two wholly-owned properties decreased from 75% at June 30, 1996 to 71% at June 30, 1997. The overall decrease in occupancy is attributable to the Sunrise Village community in Cocoa, Florida where continued weakness in the local economy is responsible for lower occupancy levels and revenues. However, more than offsetting the decrease in revenues at Sunrise Village were increased revenues at Sunset Vista due to a $20 per month rent increase effective May 1997, and lower 1997 rent concessions.

Equity in earnings of joint ventures represents the Partnership's share of the net income of six manufactured home communities in 1997 and four communities in 1996 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures remained essentially level at $71,000 in 1997 compared to $70,900 in 1996. As projected, the Apache East Estates and Denali Park Estates communities have incurred book losses since their acquisition, resulting in level equity in earnings of joint ventures in 1997 despite two additional properties. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Partnership as expected. The overall occupancy of the Partnership's six joint venture properties was 90% at June 30, 1997, compared to 96% for four properties at June 30, 1996. Recent rent increases include $10 and $12 per month at Big Country effective February 1997 and 1996, respectively; $10 per month at Harmony Ranch effective October 1996; and $12 and $9 per month at Rancho Margate and Winter Haven, respectively, effective January 1997.

Interest income decreased from $19,300 in 1996 to $16,100 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $359,700 in 1996 to $372,200 in 1997. The increase is due mainly to higher repairs and maintenance expenses.

Interest expense increased from $68,100 in 1996 to $86,200 in 1997, due mainly to the $375,000 loan draw taken by the Partnership in December 1996.

General and administrative expense increased from $55,300 in 1996 to $59,700 in 1997, due mainly to higher employee time charges from the General Partners, resulting from the addition of new investment properties to the portfolio.

Three months ended June 30, 1997 as compared to three months ended June 30, 1996
--------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997, as discussed previously. The Partnership realized net income of $22,200 and $39,500 for the three months ended June 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.11 in 1997 and $0.19 in 1996.

Rent and utilities revenues increased from $278,700 in 1996 to $297,300 in 1997, for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of six manufactured home communities in 1997 and four communities in 1996 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $34,900 in 1996 to $29,700 in 1997, for the reasons discussed previously.

Property operating expenses increased from $172,700 in 1996 to $191,600 in 1997. The overall increase is comprised mainly of higher repairs and maintenance costs.

Interest expense increased from $35,500 in 1996 to $43,100 in 1997 due to the $375,000 loan draw taken by the Partnership in December 1996.

General and administrative expense increased from $28,300 in 1996 to $30,600 in 1997 due mainly to higher employee time charges from the General Partners resulting from the addition of new investment properties to the portfolio.

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

         A summary of the financial information included in this report follows:

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


                                WINDSOR PARK PROPERTIES 4,
                                A California Limited Partnership
                                --------------------------------
                                           (Registrant)


                                By:  The Windsor Corporation, General Partner



                                By /s/ JOHN A. COSEO, JR.
                                   ------------------------------------------
                                       JOHN A. COSEO, JR.
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

Date:  August 11, 1997