Form 10QSB
period 1997-09-30
WINDSOR PARK PROPERTIES 4
filed 1997-11-14
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


        For the quarterly period ended September 30, 1997
                                       ------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from ______________ to ______________


          Commission file number 0-15700
                                 -------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             California                               33-0202608
   -------------------------------        ---------------------------------
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


               6430 S. Quebec Street, Englewood, Colorado  80111
               -------------------------------------------------
                   (Address of principal executive offices)


                                (303) 741-3707
                          ---------------------------
                          (Issuer's telephone number)


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


          SIGNATURE

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                BALANCE SHEET
                                -------------
                                 (unaudited)


                                                        September 30, 1997
                                                        ------------------

ASSETS
------

Property held for investment:
  Land                                                      $ 1,037,700
  Buildings and improvements                                  5,495,100
  Fixtures and equipment                                         97,300
                                                            -----------

                                                              6,630,100
Less accumulated depreciation                                (3,328,100)
                                                            -----------

                                                              3,302,000

Investments in joint ventures                                 3,407,900
Cash and cash equivalents                                       526,600
Deferred financing costs                                         75,700
Other assets                                                    116,300
                                                            -----------

                                                            $ 7,428,500
                                                            ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                     $ 1,775,000
  Accounts payable                                               19,600
  Accrued expenses                                              108,400
  Tenant deposits and other liabilities                          16,000
                                                            -----------

                                                              1,919,000
                                                            -----------
Partners' equity:
  Limited partners                                            5,543,800
  General partners                                              (34,300)
                                                            -----------

                                                              5,509,500
                                                            -----------

                                                            $ 7,428,500
                                                            ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------

                                                     1997              1996
                                                --------------    --------------

REVENUES
--------

Rent and utilities                                 $297,800          $286,700
Equity in earnings of joint ventures                  6,200            30,700
Interest                                              6,200             9,900
Other                                                10,000            12,300
                                                   --------          --------

                                                    320,200           339,600
                                                   --------          --------

COSTS AND EXPENSES
------------------

Property operating                                  216,300           195,300
Depreciation and amortization                        59,900            58,300
Interest                                             43,100            34,700
General and administrative:
  Related parties                                    18,200            16,700
  Other                                               7,600             7,500
                                                   --------          --------

                                                    345,100           312,500
                                                   --------          --------

Net income                                         $(24,900)         $ 27,100
                                                   ========          ========

Net income - general partners                      $     --          $    300
                                                   ========          ========

Net income - limited partners                      $(24,900)         $ 26,800
                                                   ========          ========

Net income per limited partnership unit            $   0.13          $   0.14
                                                   ========          ========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                      1997             1996
                                                 --------------   --------------

REVENUES
--------

Rent and utilities                                 $  875,800       $  837,000
Equity in earnings of joint ventures                   77,200          101,600
Interest                                               22,300           29,200
Other                                                  33,100           42,700
                                                   ----------       ----------

                                                    1,008,400        1,010,500
                                                   ----------       ----------

COSTS AND EXPENSES
------------------

Property operating                                    588,500          555,000
Depreciation and amortization                         179,200          172,900
Interest                                              129,200          102,800
General and administrative:
  Related parties                                      56,500           50,500
  Other                                                28,800           29,000
                                                   ----------       ----------

                                                      982,400          910,200
                                                   ----------       ----------

Net income                                         $   26,000       $  100,300
                                                   ==========       ==========

Net income  - general partners                     $      300       $    1,000
                                                   ==========       ==========

Net income - limited partners                      $   25,700       $   99,300
                                                   ==========       ==========

Net income per limited partnership unit            $     0.13       $     0.50
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

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997             1996
                                                 --------------   --------------
Cash flows from operating activities:
  Net income                                       $   26,000       $ 100,300
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                     179,200         172,900
    Equity in earnings of joint ventures              (77,200)       (101,600)
    Joint ventures' cash distributions                 77,200         101,600
    Loss on sale of property held for investment          500           5,100
    Amortization of deferred financing costs            9,600           9,200

    Changes in operating assets and liabilities:
      Other assets                                     31,300         (34,100)
      Accounts payable                                  4,700         (16,400)
      Accrued expenses                                 76,800          54,900
      Tenant deposits and other liabilities            (8,700)         (4,100)
                                                   ----------       ---------
Net cash provided by operating activities             319,400         288,300
                                                   ----------       ---------

Cash flows from investing activities:
  Investment in joint venture                        (548,500)
  Joint ventures' cash distributions                  182,600         120,100
  Increase in property held for investment            (45,800)        (83,300)
  Proceeds from sale of property held for
  investment                                                           12,000
                                                   ----------       ---------

Net cash (used in) provided by investing
activities                                           (411,800)         48,800
                                                   ----------       ---------

Cash flows from financing activities:
  Cash distributions                                 (452,500)       (452,500)
  Repurchase of limited partnership units             (33,700)        (45,200)
                                                   ----------       ---------

Net cash used in financing activities                (486,200)       (497,700)
                                                   ----------       ---------

Net decrease in cash and cash equivalents            (578,600)       (160,600)

Cash and cash equivalents at beginning of period    1,105,200         885,500
                                                   ----------       ---------

Cash and cash equivalents at end of period         $  526,600       $ 724,900
                                                   ==========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                    $  116,600       $  93,000
                                                   ==========       =========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1997 and the related statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Partnership's investments in joint ventures consist of interests in nine manufactured home communities at September 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the nine months ended September 30, 1997 and 1996 follows:

                                                 1997           1996
                                             ------------   ------------

    Total revenues                            $2,396,160     $1,997,500
                                              ----------     ----------
    Expenses:
      Property operating                       1,150,910        927,400
      Interest                                   611,337        452,300
      Depreciation                               494,100        382,700
                                              ----------     ----------

                                               2,256,348      1,752,400
                                              ----------     ----------

    Net income                                $  139,813     $  235,100
                                              ==========     ==========

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1997 was 196,910 and 197,663, respectively; and 198,607 and 197,962 for the three and nine months ended September 30, 1996, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (In September, 1997, Chateau Communities, Inc. acquired 100% of the shares of the Windsor Corporation.)

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $20,300 and $19,400 for such costs during the three months ended September 30, 1997 and 1996, respectively; and $65,200 and $58,400 during the nine months ended September 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

The General Partners received cash distributions of $4,500 during both the nine months ended September 30, 1997 and 1996. The General Partners received 2,200 during both the three months ended September 30, 1997 and 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1997 and 1996 follows:



                                          1997               1996
                                    ----------------   ----------------

                                               Per                Per
                                     Amount    Unit     Amount    Unit
                                    --------  ------   --------  ------
Net income - limited partners       $ 25,700   $0.13   $ 99,300   $0.50

Return of capital                    422,300    2.14    348,700    1.76
                                    --------   -----   --------   -----

                                    $448,000   $2.26   $448,000   $2.26
                                    ========   =====   ========   =====

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1997 as compared to December 31, 1996
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1997 were from the operations of its investment properties and distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture, debt service and cash distributions to partners.

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

At September 30, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $5,183,600, consisting of $2,675,000 of fixed rate debt and $2,508,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% and 9.0%, respectively at September 30, 1997.

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

Results of Operations
---------------------

Nine months ended September 30, 1997 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1996
--------

The results of operations for the nine months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997, as discussed previously. The Partnership realized net income of $26,000 and $100,300 for the nine months ended September 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.13 in 1997 and $0.50 in 1996.

Rent and utilities revenues increased from $837,000 in 1996 to $875,800 in 1997. The overall occupancy level of the Partnership's two wholly-owned properties decreased from 74% at September 30, 1996 to 71% at September 30, 1997. The overall decrease in occupancy is attributable to the Sunrise Village community in Cocoa, Florida where continued weakness in the local economy is responsible for lower occupancy levels and revenues. However, more than offsetting the decrease in revenues at Sunrise Village were increased revenues at Sunset Vista due to a $20 per month rent increase effective May 1997, and lower 1997 rent concessions.

Equity in earnings of joint ventures represents the Partnership's share of the net income of nine manufactured home communities in 1997 and four communities in 1996 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures remained essentially level at $77,200 in 1997 compared to $101,600 in 1996. As projected, the Apache East Estates and Denali Park Estates communities have incurred book losses since their acquisition, resulting in level equity in earnings of joint ventures in 1997 despite two additional properties. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Partnership as expected. The overall occupancy of the Partnership's nine joint venture properties was 90% at September 30, 1997, compared to 95% for four properties at September 30, 1996. Recent rent increases include $10 and $12 per month at Big Country effective February 1997 and 1996, respectively; $10 per month at Harmony Ranch effective October 1996; and $12 and $9 per month at Rancho Margate and Winter Haven, respectively, effective January 1997.

Interest income decreased from $29,200 in 1996 to $22,300 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $555,000 in 1996 to $588,500 in 1997. The increase is due mainly to higher repairs and maintenance expenses.

Interest expense increased from $102,800 in 1996 to $129,200 in 1997, due mainly to the $375,000 loan draw taken by the Partnership in December 1996.

General and administrative expense increased from $79,500 in 1996 to $85,500 in 1997, due mainly to higher employee time charges from the General Partners, resulting from the addition of new investment properties to the portfolio.

Three months ended September 30, 1997 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1996
------------------

The results of operations for the three months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997, as discussed previously. The Partnership realized net loss of $24,900 and $27,100 for the three months ended September 30, 1997 and 1996, respectively. Net loss per limited partnership unit was $0.13 in 1997 and $0.14 in 1996.

Rent and utilities revenues increased from $286,700 in 1996 to $297,800 in 1997, for the reasons discussed previously.

Equity in earnings of joint ventures represents the Partnership's share of the net income of nine manufactured home communities in 1997 and four communities in 1996 (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $30,700 in 1996 to $6,200 in 1997, for the reasons discussed previously.

Property operating expenses increased from $195,300 in 1996 to $216,300 in 1997. The overall increase is comprised mainly of higher repairs and maintenance costs.

Interest expense increased from $34,700 in 1996 to $43,100 in 1997 due to the $375,000 loan draw taken by the Partnership in December 1996.

General and administrative expense increased from $24,200 in 1996 to $25,800 in 1997 due mainly to higher employee time charges from the General Partners resulting from the addition of new investment properties to the portfolio.

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


                                   WINDSOR PARK PROPERTIES 4,
                                   A California Limited Partnership
                                   --------------------------------
                                             (Registrant)


                                   By:  The Windsor Corporation, General Partner


                                   By  /s/ Steven G. Waite
                                       --------------------------------
                                       STEVEN G. WAITE
                                       President

Date:  November 14, 1997