Form 10KSB40
period 1997-12-31
WINDSOR PARK PROPERTIES 4
filed 1998-03-31
CIK 796177

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934 [Fee Required]

For the fiscal year ended December 31, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]

Commission file number 0-15700

           WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
           -----------------------------------------------------------
              (Exact name of small business issuer in its charter)

          California                                  33-0202608
-------------------------------                     --------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               6430 South Quebec Street, Englewood, Colorado 80111
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number:   (303) 741-3707

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

         State issuer's revenues for its most recent fiscal year:  $1,359,500

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                     PART I

                                                                                    Page
                                                                                    ----

Item 1.   Description of Business                                                    3

Item 2.   Description of Properties                                                  5

Item 3.   Legal Proceedings                                                          7

Item 4.   Submission of Matters to a Vote of Security Holders                        7

                                     PART II

Item 5.   Market for the Partnership's Units and Related Security Holder Matters     7

Item 6.   Management's Discussion and Analysis                                       7

Item 7.   Financial Statements                                                      10

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                                  23

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of The Exchange Act                         24

Item 10.  Executive Compensation                                                    25

Item 11.  Security Ownership of Certain Beneficial Owners and Management            25

Item 12.  Certain Relationships and Related Transactions                            25

Item 13.  Exhibits and Reports on Form 8-K                                          26

          SIGNATURES                                                                28

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Windsor Park Properties 4, a California Limited Partnership (the Partnership), was formed in June 1986 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. In September of 1997, Chateau Communities, Inc. ("Chateau"), a publicly-held real estate investment trust, purchased all of the outstanding capital stock of The Windsor Corporation in exchange for 101,239 common shares of Chateau, and $750,000 in cash. Following the purchase of The Windsor Corporation shares, the existing directors of The Windsor Corporations resigned, Chateau then appointed a new Board of Directors and elected Steven G. Waite ( a Vice President of Chateau) as the President of the Windsor Corporation).

Expiration Of Term Of Partnership

The term of the Partnership expired on December 31, 1997. By its terms, the Partnership Agreement of the Partnership provides for a winding down of Partnership activities, and a liquidation of the Partnership assets beginning on or about December 31, 1997. In (November 1997) the General Partners proceeded to (i) list for sale with a commercial brokerage firm the Sunrise Village Property and the Partnership's ownership interest in the Harmony Ranch Property and (ii) order appraisals for each of the properties owned by the Partnership, or in which the Partnership has an ownership interest. Following such sales, the Partnership will be liquidated and dissolved, and liquidating distributions will be made to the partners in accordance with the terms of the Agreement of the Partnership.

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before December 31, 1998.

The General Partners have entered into an agreement to sell the Sunrise Village property to an unaffiliated third party for approximately $1.7 million. The General Partners are in the process of developing a plan of liquidation for the Partnership's assets, which is expected to involve sales of assets to (i) unaffiliated third parties and (ii) in light of the cross ownership between the Partnership and certain unaffiliated entities engaged in similar businesses to the Partnership, to parties affiliated with the Partnership.


The Partnership owns interests in the following manufactured home communities at December 31, 1997:

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

The Apache East and Denali Park Estates properties are owned by Windsor Park 345 ("Windsor Park 345"), a California Limited Partnership. The Partnership is a 25% limited partner in Windsor Park 345. The Windsor Corporation, a General Partner of the Partnership, is the general partner of Windsor Park 345, and of Windsor Park Properties 3, a California Limited Partnership ("Windsor 3"), Windsor Park Properties 5, a California Limited Partnership ("Windsor 5"), Windsor Park Properties 7, a California Limited Partnership ("Windsor 7"), which together own the remainder of the limited partner interests in Windsor Park 345.

The Rancho Margate and Winter Haven Properties are owned by Windsor Park 456 ("Windsor Park 456"), a California limited Partnership. The Partnership is a 33% limited partner in Windsor Park 456. The Windsor Corporation, a General Partner of the Partnership, is the general partner of Windsor Park 456, and of Windsor Park Properties 5, a California Limited Partnership ("Windsor 5") and Windsor Park Properties 6, a California Limited Partnership ("Windsor 6"), which partnerships own the remaining 67% limited partner interest in Windsor Park 456.

The Partnership owns (i) a 60 percent undivided interest in Big Country Estates as a tenant in common with Windsor 3, which owns a 40 percent undivided interest in the Property and the Partnership (ii) owns a 75 percent undivided interest in Harmony Ranch, as a tenant in common with Windsor 3, which owns the remaining 25 percent. Each of the Partnership's ownership interests in the Big Country Estates and Harmony Ranch Properties are subject to joint venture agreements relating to such Properties between the Partnership and Windsor 3.

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the eight communities owned by the Partnership at December 31, 1997 was approximately 87%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer

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

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. Chateau Communities, Inc. employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES

The Partnership owned interests in eight properties at December 31, 1997. The Partnership operates its properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other mobile home parks and apartments in their local markets. All properties are encumbered except Big Country Estates. It is the General Partners' opinion that the properties are in good condition and are adequately insured.


                                                                        Big
                                   Sunset          Sunrise            Country
Location                           Vista           Village            Estates
                                   -----           -------            -------
                                   Magna,          Cocoa,            Cheyenne,
                                   Utah            Florida            Wyoming
-----------------------------------------------------------------------------------------------------------------
 Percentage of Ownership                100%             100%               60%
 Date Acquired                         4/87             8/87             12/86
 Acreage                                 25               53                28
 Number of Spaces                       207              428               255
 Monthly Rents (1)              $       204      $       200       $       190
 Occupancy Level:
   December 31, 1997                    100%              55%               98%
 Real estate taxes              $    27,400      $    83,400       $    11,200
 Federal tax basis (3)          $ 2,110,900      $ 2,858,900       $ 1,209,400
 Mortgage Information:
   Balance payable              $ 1,775,000               (2)             --
   Interest rate                       8.97%              (2)             --
   Amortization period                 --                 (2)             --
   Maturity date                      10/02               (2)             --
   Balance due at maturity      $ 1,775,000               (2)             --

                                    Harmony           Rancho           Winter
                                     Ranch            Margate          Haven
                                     -----            -------          -----
                                   Thonotosassa,      Margate,      Winter Haven,
Location                             Florida          Florida         Florida
---------------------------------------------------------------------------------
 Percentage of Ownership                    75%             33%             33%
 Date Acquired                           12/86            9/95           10/95
 Acreage                                    29              29              30
 Number of Spaces                          193             245             238
 Monthly Rents (1)                  $      235      $      363      $      220
 Occupancy Level:
   December 31, 1997                        89%             96%             99%
 Real estate taxes                  $   37,300      $  144,800      $   35,600
 Federal tax basis (3)              $1,304,400      $2,110,000      $1,008,000
 Mortgage Information:
   Balance payable                  $1,200,000      $3,663,600      $1,610,300
   Interest rate                          8.87%           9.29%           9.29%
   Amortization period                24 years        30 years        30 years
   Maturity date                          9/02            7/23            6/23
   Balance due at maturity          $1,200,000      $        0      $        0

                                                   Apache            Denali
                                                    East              Park
                                                    ----              ----
                                                  Phoenix,           Phoenix,
Location                                           Arizona           Arizona
--------------------------------------------------------------------------------
 Percentage of Ownership                                  25%              25%
 Date Acquired                                          2/97             2/97
 Acreage                                                  16               33
 Number of Spaces                                        123              162
 Monthly Rents (1)                                $      220       $      202
 Occupancy Level:
   December 31, 1997                                      81%              81%
 Real estate taxes                                $   17,400       $   23,600
 Federal tax basis (3)                            $  560,500       $  723,200
 Mortgage Information:
   Balance payable                                $3,040,000               (4)
   Interest rate                                        8.38%              (4)
   Amortization period                              24 years               (4)
   Maturity date                                        3/06               (4)
   Balance due at maturity                        $2,583,200               (4)

(1)      Average rental rates in effect on December 31, 1997.

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

                                     PART II

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1997 there were approximately 2,500 persons holding an aggregate of 195,576 Units.

Cash distributions paid to limited partners since December 31, 1995 are as follows:

                                                       Per $1,000
                                                       Originally
Date Paid                           Amount (1)        Invested (2)
---------                           ----------        ------------
August 1997                         $224,000              $11.14
February 1997                       $224,000              $11.14

August 1996                         $224,000              $11.14
February 1996                       $224,000              $11.14

         (1)      Amounts exclude General Partner participation.
         (2)      Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1995 were $9,000.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Capital Resources

The Partnership's primary sources of cash during the years ended December 31, 1997 and 1996 were from the operations of its investment properties, joint venture distributions and proceeds from a mortgage note payable. The primary uses of cash during the same period were for investments in joint ventures and cash distributions to partners.

In February 1997, the Partnership purchased a 25% interest in the Apache East and Denali Park manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $561,000. In connection with the purchase, the joint venture obtained a mortgage loan of $3,040,000, collateralized by the communities. The Partnership's share of the loan is $760,000. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006.

At December 31, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $5,175,400, consisting of $2,675,000 of fixed rate debt and $2,500,400 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% and 9.0%, respectively at December 31, 1997.

Due to exceptional weather conditions in the Florida area in the winter of 1997, portions of the Harmony Ranch property experienced flood conditions. The flooded areas affect approximately 25 homesites and have caused these sites to be unusable. Although this condition is expected to correct itself, the flood may have negative effects on the amount of proceeds that the Partnership is able to realize on the sale of the property. However, the Partnership does expect to realize the carrying value of the property.

Expiration Of Term Of Partnership

The term of the Partnership's agreement expired on December 31, 1997. By its terms, the Partnership Agreement of the Partnership provides for a winding down of Partnership activities, and a liquidation of the Partnership assets beginning on or about December 31, 1997. Accordingly, in (November 1997) the General Partners proceeded to (i) list for sale with a commercial brokerage firm the Sunrise Village Property and the Partnership's ownership interest in the Harmony Ranch Property and (ii) order appraisals for each of the properties owned by the Partnership, or in which the Partnership has an ownership interest. Following such sales, the Partnership will be liquidated and dissolved, and liquidating distributions will be made to the partners in accordance with the terms of the Agreement of the Partnership.

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before December 31, 1998.

The General Partners have entered into an agreement to sell the Sunrise Village property to an unaffiliated third party for approximately $1.7 million. The General Partners are in the process of developing a plan of liquidation for the Partnership's assets, which is expected to involve sales of assets to (i) unaffiliated third parties and (ii) in light of the cross ownership between the Partnership and certain affiliated entities engaged in similar businesses to the Partnership, to parties affiliated with the Partnership.

Results of Operations

The results of operations for the years ended December 1997 and 1996 are not directly comparable due to the purchases of interests in the Apache East and Denali Estates manufactured home communities in February 1997. The Partnership realized net income of $38,900 ($0.20 per limited partnership unit) for the year ended December 31, 1997 and incurred a net income of $144,400 ($0.72 per limited partnership unit) for the year ended December 31, 1996.

Rent and utilities revenues increased from $1,121,000 in 1996 to $1,169,500 in 1997. The overall increase is attributable to increased revenues at the Sunset Vista community due to the $13 per month rent increase and $7 per month trash charge becoming effective in January 1997, offset by lower revenues at the Sunrise Village community due to higher vacancy rates. Sunset Vista in Magna, Utah was 99% occupied at both December 31, 1997 and 1996. Occupancy at Sunrise Village in Cocoa, Florida decreased from 61% at December 31, 1996 to 55% at December 31, 1997 due to the continuing NASA cutbacks.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Big Country, Harmony Ranch, Rancho Margate and Winter Haven manufactured home communities, and since their purchase, the Apache East and Denali Park home communities. Equity in earnings of joint ventures decreased from $131,000 in 1996 to $104,900 in 1997, due mainly to the losses recognized at the Apache East and Denali Park communities in 1997. The overall occupancy of the Partnership's ownership interest properties decreased from 95% at December 31, 1996 to 93% at December 31, 1997. Recent rent increases implemented include $8 per month at Harmony Ranch, effective October 1997, $9 at Winter Haven and Rancho Margate, effective January 1997; and $10 per month at Big Country, effective February 1997.

Interest income decreased from $38,500 in 1996 to $29,200 in 1997 due to lower average cash balances maintained by the Partnership.

Property operating costs increased from $728,900 in 1996 to $809,100 in 1997. The increase is attributable mainly to the purchase of communities.

Interest expense increased from $137,400 in 1996 to $172,300 in 1997 due to the loan obtained by the Partnership in February 1997, as discussed previously.

Depreciation expense remained relatively flat at December 1997 from the same period in 1996.

General and administrative expenses decreased slightly from $107,000 in 1996 to $100,100 in 1997.

New Accounting Procedures

In 1997, the Partnership adopted SFAS No. 128 ("SFAS 128"), "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results reported.

Year 2000 Compliance

The Partnership is currently engaged in a review with its software vendors to ensure all systems are modified for year 2000 compliance. Since all systems are owned and maintained by third party vendors, the Partnership believes that the additional cost for compliance will not be material to future results of operations, financial condition or cash flows of the Partnership.

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:

                                                                                Page
                                                                                ----
Report of Independent Accountants                                                11

Balance Sheet as of December 31, 1997                                            13

Statements of Operations for the years ended
 December 31, 1997 and 1996                                                      14

Statements of Partners' Equity for the years ended
 December 31, 1997 and 1996                                                      15

Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                                      16

Notes to Financial Statements                                                    17

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Windsor Park Properties 4
(A California Limited Partnership)
Escondido, California



We have audited the accompanying balance sheet of Windsor Park Properties 4, a California Limited Partnership, (the Partnership) as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Park Properties 4 as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 3, the Partnership's term has expired as of December 31, 1997. Accordingly, it is the intention of the general partners to sell all of the Partnership's properties. Following the consummation of such sales, the Partnership will be liquidated and dissolved, and liquidating distributions will be made to the Partners in accordance with the terms of the Agreement of Limited Partnership.

Coopers & Lybrand L.L.P.

Denver, Colorado
March 30, 1998

INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 4
(A California Limited Partnership)
Escondido, California



We have audited the accompanying statements of operations, partners' equity and cash flows of Windsor Park Properties 4 (the Partnership) for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations of Windsor Park Properties 4 and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                                  BALANCE SHEET



                                                                         December 31, 1997
 ASSETS

 Property held for sale, net                                              $    3,245,900
 Investments in joint ventures and limited partnerships held for sale          3,460,500
 Cash and cash equivalents                                                       561,400
 Deferred financing costs, net                                                    72,400
 Other assets                                                                     50,600
                                                                          --------------

 Total Assets                                                             $    7,390,800
                                                                          ==============

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities:
   Mortgage note payable                                                  $    1,775,000
   Accounts payable                                                               24,500
   Accrued expenses                                                               19,400
   Tenant deposits and other liabilities                                          16,000
   Due to General Partners and affiliates                                         37,400
                                                                          --------------

 Total Liabilities                                                             1,872,300
                                                                          --------------
 Partners' equity:
   Limited partners                                                            5,552,700
   General partners                                                              (34,200)
                                                                          --------------

                                                                               5,518,500
                                                                          --------------

 Total Liabilities and Partner's Equity                                   $    7,390,800
                                                                          ==============


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                              For The Year Ended December 31,
                                                              -------------------------------
                                                                   1997              1996
                                                              -------------     -------------
 REVENUES

 Rent and utilities                                           $   1,169,500     $   1,121,000
 Equity in earnings of joint ventures
   and Limited Partnerships                                         104,900           131,000
 Interest                                                            29,200            38,500
 Other                                                               55,900            59,300
                                                              -------------     -------------

                                                                  1,359,500         1,349,800
                                                              -------------     -------------


 COSTS AND EXPENSES

 Property operating                                                 809,100           728,900
 Depreciation and amortization                                      239,100           232,100
 Interest                                                           172,300           137,400
 General and administrative:
   Related parties                                                   65,400            70,500
   Other                                                             34,700            36,500
                                                              -------------     -------------

                                                                  1,320,600         1,205,400
                                                              -------------     -------------

 Net income                                                   $      38,900     $     144,400
                                                              =============     =============

 Net income - general partners                                $         400     $       1,400
                                                              =============     =============

 Net income - limited partners                                $      38,500     $     143,000
                                                              =============     =============

 Basic and dilutive earnings per limited partnership unit     $         .20     $        0.72
                                                              =============     =============


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                            General Partners      Limited Partners          Total
                                             ---------------      ----------------     ---------------
 Balance at December 31, 1995                        (27,000)           6,353,200            6,326,200

 Cash distributions                                   (4,500)            (448,000)            (452,500)

 Net income                                            1,400              143,000              144,400

 Repurchase of limited partnership
  units                                                                   (48,400)             (48,400)
                                             ---------------      ---------------      ---------------

 Balance at December 31, 1996                        (30,100)           5,999,800            5,969,700

 Cash distributions                                   (4,500)            (448,000)            (452,500)

 Net Income                                              400               38,500               38,900

 Repurchase of limited partnership units                                  (37,600)             (37,600)
                                             ---------------      ---------------      ---------------

 Balance at December 31, 1997                $       (34,200)     $     5,552,700      $     5,518,500
                                             ===============      ===============      ===============



                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                                  For The Year Ended December 31,
                                                                ------------------------------------
                                                                     1997                 1996
                                                                ---------------      ---------------
 Cash flows from operating activities:
 Net income                                                     $        38,900      $       144,400
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                      239,100              232,100
     Equity in earnings of joint ventures
       and limited partnerships                                        (104,900)            (131,000)
     Joint ventures' and limited partnerships'
       cash distributions                                               104,900              131,000
     Loss on sale of property held for investment and other
       assets                                                               500                5,100
     Amortization of deferred financing costs                            12,900               13,100

 Changes in operating assets and liabilities:
    Decrease (increase) in other assets                                  97,000              (66,100)
    Increase (decrease) in accounts payable                               9,600              (22,800)
    Decrease in accrued expenses                                        (12,200)              (3,000)
    Decrease in Tenant deposits and other liabilities                    (8,700)              (3,600)
    Increase in due to general partners and affiliates                   37,400
                                                                ---------------      ---------------

 Net cash provided by operating activities                              414,500              299,200
                                                                ---------------      ---------------

 Cash flows from investing activities:
   Joint ventures' and limited partnerships cash
     distributions                                                      142,400              164,200
   Increase in property held for sale                                   (49,600)            (119,700)
   Proceeds from sale of property held for sale
     and other assets                                                                         12,000
   Investments in joint ventures and limited partnerships              (561,000)
                                                                ---------------      ---------------

 Net cash provided by (used in) investing activities                   (468,200)              56,500
                                                                ---------------      ---------------

 Cash flows from financing activities:
    Cash distributions                                                 (452,500)            (452,500)
    Proceeds from mortgage note payable                                                      375,000
    Repurchase of limited partnership units                             (37,600)             (48,400)
    Payment of deferred financing costs                                                      (10,100)
                                                                ---------------      ---------------

 Net cash used in financing activities                                 (490,100)            (136,000)
                                                                ---------------      ---------------

 Net (decrease) increase in cash and cash equivalents                  (543,800)             219,700

 Cash and cash equivalents at beginning of year                       1,105,200              885,500
                                                                ---------------      ---------------

 Cash and cash equivalents at end of year                       $       561,400      $     1,105,200
                                                                ===============      ===============


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership

Windsor Park Properties 4, A California Limited Partnership (the Partnership), was formed in June 1986 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc., ("Chateau") a publicly held real estate investment trust, purchased 100 percent of the shares of the Windsor Corporation. The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit, which commenced in September 1986 and terminated in September 1987.

The following is a summary of the Partnership's significant accounting policies:

Property Held For Sale

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996.

Accordingly, during 1997 and 1996, property held for investment was recorded at the lower of cost or net realizable value and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment
- 3 to 5 years) using the straight-line method. When assets were sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance were charged to operations as incurred.

As discussed in Note 3, the term of the Partnership, under its's Partnership agreement expired on December 31, 1997 and a liquidation of the assets through sale of the properties and ownership interests will commence. In accordance with SFAS 121, the Partnership stopped depreciating these assets effective January 1, 1998, recorded the properties at the lower of cost or fair value less cost to sell , and included the properties as "Properties Held for Sale".

For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at the Partnership's properties.

Investments in Joint Ventures and Limited Partnerships Held for Sale

The investments in joint ventures are accounted for utilizing the equity method as the properties are subject to joint control requiring approval or mutual agreement of the investors. The investment in Limited Partnerships is also accounted for utilizing the equity method as the Limited Partners have significant rights.

Financing Costs

Financing costs are amortized to interest expense over the life of the note utilizing a method, which approximates the effective interest method.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Dilutive Earnings per Limited Partnership Unit

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated, which is the same as income available, to the Limited Partners. Basic and dilutive earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1997 and 1996 was 196,334 and 198,241, respectively.

In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results previously reported.

Statements of Cash Flows

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

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1997 and 1996 was 195,576 and 197,095, respectively, which represented capital contributions of $19,557,600 and $19,709,500, respectively. During the years ended December 31, 1997 and 1996, the Partnership repurchased 1,519 units and 2,368 units, respectively for $37,600 and $48,400, respectively. The General Partners owned 1,030 units at both December 31, 1997 and 1996.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $74,700 and $81,200 for such costs during the years ended December 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1997, the Partnership owed TWC $11,100.

Liquidation Stage

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

The General Partners received cash distributions of $4,500 for each of the years ended December 31, 1997 and 1996.

NOTE 3.  PROPERTY HELD FOR SALE

Property held for sale consists of two manufactured home communities summarized as follows:

Name of Property              Date Acquired                   Location
----------------              -------------                   --------
Sunset Vista                  April 30, 1987                  Magna, Utah
Sunrise Village               August 3, 1987                  Cocoa, Florida


                                                                December 31, 1997
                                                                -----------------
                   Land                                         $       1,037,700
                   Buildings and improvements                           5,497,500
                   Fixtures and equipment                                  98,700
                                                                -----------------
                                                                        6,633,900

                   Less accumulated depreciation                       (3,388,000)
                                                                -----------------

                                                                $       3,245,900
                                                                =================

Expiration Of Term Of Partnership

The term of the Partnership expired on December 31, 1997. By its terms, the Partnership Agreement of the Partnership provides for a winding down of Partnership activities, and a liquidation of the Partnership assets beginning on or about December 31, 1997. Accordingly, in (November 1997) the General Partners proceeded to (i) list for sale with a commercial brokerage firm the Sunrise Village Property and the Partnership's ownership interest in the Harmony Ranch Property and (ii) order appraisals for each of the properties owned by the Partnership, or in which the Partnership has an ownership interest. The General Partners have entered into an agreement to sell the Sunrise Village property to an unaffiliated third party for approximately $1.7 million. The General Partners are in the process of developing a plan of liquidation for the Partnership's assets, which is expected to involve the sale of assets to (i) unaffiliated third parties and (ii) in light of the cross ownership between the Partnership and certain affiliated entities engaged in similar businesses to the Partnership, to parties affiliated with the Partnership. Following such sales the Partnership will be liquidated and dissolved, and liquidating distributions will be made to the partners in accordance with the terms of the Agreement of the Partnership.

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before December 31, 1998.

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS HELD FOR SALE

The Partnership's investments in joint ventures and limited partnerships consist of interests in six manufactured home communities summarized as follows:

                              Ownership
Name of Property              Percentage          Date Acquired             Location
----------------              ----------          -------------             --------
Big Country Estates              60%              December 1, 1986          Cheyenne, Wyoming
Harmony Ranch                    75%              December 15, 1986         Thonotosassa, Florida
Rancho Margate                   33%              September 20, 1995        Margate, Florida
Winter Haven                     33%              October 11, 1995          Winter Haven, Florida
Apache East                      25%              February 18, 1997         Phoenix, Arizona
Denali Park                      25%              February 18, 1997         Phoenix, Arizona

The remaining interests in the communities are owned by California limited partnerships, which have the same General Partners as the Partnership.

In February 1997, the Partnership purchased a 25% Limited Partner interest in Windsor Park 345, a limited Partnership, comprised of the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by limited partnerships that have the same general partners as the Partnership. The Partnership's cost of it's equity interest in the communities was $575,000. In connection with the purchase, Windsor Park 345 obtained a $3,040,000 loan, collateralized by the communities.

The combined condensed financial position and results of operations of the joint ventures and Limited Partnerships (including Apache East and Denali Park since their purchase), are as follows:

                                                              December 31, 1997
                                                              -----------------
 Financial Position:

 Property held for sale, net                                  $      18,079,900
 Cash                                                                   252,000
 Other assets                                                           377,100
                                                              -----------------

   Total assets                                               $      18,709,000
                                                              =================

 Mortgage notes payable                                       $       9,513,900
 Accounts payable                                                        55,400
 Other liabilities                                                      120,800
                                                              -----------------

   Total liabilities                                                  9,690,100

 Partners' equity                                                     9,018,900
                                                              -----------------

                                                              $      18,709,000
                                                              =================

                                                 For The Year Ended December 31,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
 Results of Operations:

 Property revenues                               $  3,231,100      $  2,696,100
                                                 ------------      ------------

 Expenses:
   Property operating                               1,597,600         1,298,500
   Interest                                           808,800           602,600
   Depreciation                                       669,100           512,400
                                                 ------------      ------------

                                                    3,075,500         2,413,500
                                                 ------------      ------------

 Net income                                      $    155,600      $    282,600
                                                 ============      ============

NOTE 5.  MORTGAGE NOTE PAYABLE

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

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1997 and 1996 follows:

                                         1997                                  1996
                         -----------------------------------     -----------------------------------
                                                  Per                                     Per
                             Amount               Unit               Amount               Unit
                         ---------------     ---------------     ---------------     ---------------
 Net income
  - Limited Partners     $        38,500     $           .20     $       143,000     $          0.72
 Return of capital               409,500                2.08             305,000                1.54
                         ---------------     ---------------     ---------------     ---------------

                         $       448,000     $          2.28     $       448,000     $          2.26
                         ===============     ===============     ===============     ===============

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, receivables, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments. The fixed rate mortgage note payable approximates fair value as estimated based on interest rates available for debt with similar terms and maturities.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 1997           1996
                                                              -----------    ----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest (none capitalized)                              $   169,682    $  124,400
                                                              ===========    ==========

NOTE 9.  CONTINGENCIES

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

NOTE 10.  RELATED PARTY TRANSACTIONS

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $58,100 and $56,700 for the years ended December 31, 1997 and 1996, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $184,300 and $177,600 for the years ended December 31, 1997 and 1996, respectively.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The general partners of the Partnership are The Windsor Corporation, and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, hereafter, ("The Windsor Corporation").

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

                Name                 Age              Office
         ----------------------   ---------    -----------------------
         Steven G. Waite              43       President and Director
         Gary P. McDaniel             52       Director
         C.G. Kellogg                 54       Director

A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (43) joined The Windsor Corporation in August 1997 as President and a director. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (52) has been Chief Executive Officer and a director of Chateau Communities, Inc., since February 1997 and is a trustee of Windsor Real Estate Investment Trust 8, a real estate investment trust that is advised by the Windsor Corporation. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc. since 1993, has been a principal of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (54) has been President and a director of Chateau Communities, Inc. since its inception and was Chief Executive Officer of the Company from its inception to February 1997. For the five years preceding the formation of Chateau Communities, Inc., Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (58) was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of the Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. or the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

         No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management


The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1997:



                                                                       Amount and Nature of      Percent of
Title of Class                         Beneficial Owner                Beneficial Ownership        Class
-------------------------              ---------------------------     --------------------      ------------
Units of Limited                       John A. Coseo, Jr.,
Partnership Interest                     a General Partner                       30                 .015%

Units of Limited                       The Windsor Corporation,
Partnership Interest                     a General Partner                    1,000                 .507%
                                                                            -------               ------

Units of Limited                       All General Partners as
Partnership Interest                     a group                              1,030                 .522%
                                                                            =======               ======

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1997 and 1996.

Form of Compensation and Entity Receiving                    1997           1996
                                                           --------      --------
Expense reimbursement - The Windsor Corporation            $ 74,700      $ 81,200
Cash distributions - The Windsor Corporation               $  4,500      $  4,500

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day March 1998.


                                     WINDSOR PARK PROPERTIES 4 A California
                                     Limited Partnership by:
                                     THE WINDSOR CORPORATION

                                     By:   /s/  Steven G. Waite
                                        ---------------------------------------
                                           STEVEN  G. WAITE
                                           President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                         Title                                        Date
---------                         -----                                        ----
/s/ Steven G. Waite               President of The Windsor Corporation, a      March 31, 1998
--------------------------        general partner of the Partnership
STEVEN G. WAITE


/s/Gary P. McDaniel               Director                                     March 31, 1998
-------------------------
GARY P. MCDANIEL


/s/C.G. Kellogg                   Director                                     March 31, 1998
-------------------------
C.G. KELLOGG


/s/John A. Coseo, Jr.             General Partner                              March 31, 1998
-------------------------
JOHN A. COSEO, JR.

                               INDEX TO EXHIBITS

         EXHIBIT
          NUMBER       DESCRIPTION
          ------       -----------
           (3) -  Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-6812 and
                  incorporated herein by reference.

           (27) - Financial Data Schedule