Form 10QSB
period 1998-03-31
WINDSOR PARK PROPERTIES 4
filed 1998-05-15
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


         For the quarterly period ended    March 31, 1998
                                       ----------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



         For the transition period from               to
                                        --------------   --------------

                Commission file number   0-15700
                                       ----------------------


         WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
      --------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


       California                                        33-0202608
---------------------------------             ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


              6430 S. Quebec Street, Englewood, Colorado  80111
          ---------------------------------------------------------
                  (Address of principal executive offices)


                                 (303) 741-3707
                       ----------------------------------
                          (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)  No  ( )
    -----    -----

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                            Page
                                                                            ----


Item 1.          Financial Statements                                         3

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8


                                   PART II
                                   -------


Item 6.          Exhibits and Reports on Form 8-K                             9


                 SIGNATURE                                                   10

                           WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                                 BALANCE SHEET
                                  (unaudited)


                                                              March 31, 1998
                                                              --------------
ASSETS
------
Property held for investment:
  Land                                                        $    1,037,700
  Buildings and improvements                                       5,497,500
  Fixtures and equipment                                              98,700
                                                              --------------
                                                                   6,635,900
Less accumulated depreciation                                     (3,447,900)
                                                              --------------
                                                                   3,186,000

Investments in joint ventures and limited partnerships             3,337,500
Cash and cash equivalents                                            564,000
Deferred financing costs                                              69,100
Other assets                                                          91,400
                                                              --------------
Total Assets                                                  $    7,248,000
                                                              ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                       $    1,775,000
  Accounts payable                                                     3,400
  Due to General Partners and affiliates                              36,500
  Accrued expenses                                                    65,800
  Tenant deposits and other liabilities                               16,000
                                                              --------------
Total Liabilities                                                  1,896,700
                                                              --------------
Partners' equity:
  Limited partners                                                 5,388,300
  General partners                                                   (37,000)
                                                              --------------
                                                                   5,351,300
                                                              --------------
Total Liabilities and Partner's Equity                        $    7,248,000
                                                              ==============




                 See Accompanying Notes to Financial Statements

                           WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1998               1997
                                                                          ------------    ------------
REVENUES
--------

Rent and utilities                                                        $    296,100    $    280,700
Equity in earnings of joint ventures and limited partnerships                   42,700          41,300
Interest                                                                         8,600           7,100
Other                                                                           11,000          11,700
                                                                          ------------    ------------
                                                                               358,400         340,800
                                                                          ------------    ------------
COSTS AND EXPENSES
------------------

Property operating                                                             176,800         180,600
Depreciation and amortization                                                   59,900          59,400
Interest                                                                        43,100          43,100
General and administrative:
  Related parties                                                               10,400          19,100
  Other                                                                         15,200          10,000
                                                                          ------------    ------------
                                                                               305,400         312,200
                                                                          ------------    ------------
Net income                                                                $     53,000    $     28,600
                                                                          ============    ============
Net income - general partners                                             $        500    $        300
                                                                          ============    ============
Net income - limited partners                                             $     52,500    $     28,300
                                                                          ============    ============
Basic and dilutive earnings per limited partnership unit                  $       0.27    $       0.14
                                                                          ============    ============




                 See Accompanying Notes to Financial Statements

                           WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1998               1997
                                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                                              $     53,000     $    28,600
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               59,900          59,400
    Equity in earnings of joint ventures and limited
      Partnerships                                                             (42,700)        (41,300)
    Joint ventures' and limited partnerships cash
      Distributions                                                             42,700          41,300
    Loss on sale of property held for investment                                     0             500
    Amortization of deferred financing costs                                     3,300           3,100

    Changes in operating assets and liabilities:
      Other assets                                                              40,800         (60,100)
      Accounts payable                                                         (21,100)         (1,700)
      Due to General Partners and affiliates                                      (900)              0
      Accrued expenses                                                          46,400          25,300
      Tenant deposits and other liabilities                                          0             200
                                                                          ------------    ------------
Net cash provided by operating activities                                       99,800         175,500
                                                                          ------------    ------------

Cash flows from investing activities:
  Investment in joint venture and limited partnerships                             (50)       (548,500)
  Joint ventures'and limited partnerships cash
    Distributions                                                              123,050          83,600
  Increase in property held for investment                                           0          (1,100)
                                                                          ------------    ------------
Net cash provided by (used in) investing activities                            123,000        (466,000)
                                                                          ------------    ------------

Cash flows from financing activities:
  Cash distributions                                                          (220,200)       (226,300)
  Repurchase of limited partnership units                                            0          (5,100)
                                                                          ------------    ------------

Net cash used in financing activities                                         (220,200)       (231,400)
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                             2,600        (521,900)

Cash and cash equivalents at beginning of period                               561,400       1,105,200
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $    564,000    $    583,300
                                                                          ============    ============




                 See Accompanying Notes to Financial Statements

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

The term of the Partnership expired on December 31, 1997. By its terms, the Partnership Agreement of the Partnership provides for a winding down of Partnership activities, and a liquidation of the Partnership assets beginning on or about December 31, 1997. In November 1997 the General Partners proceeded to (i) list for sale with a commercial brokerage firm the Sunrise Village Property and the Partnership's ownership interest in the Harmony Ranch Property and (ii) order appraisals for each of the properties owned by the Partnership, or in which the Partnership has an ownership interest. Following such sales, the Partnership will be liquidated and dissolved, and liquidating distributions will be made to the partners in accordance with the terms of the Agreement of Partnership.

In April, 1998, the General Partners completed the sale of the Sunrise Village property to an unaffiliated third party for approximately $1.7 million in which the proceeds were used to payoff the Partnership's outstanding mortgage debt. The General Partners are in the process of developing a plan of liquidation for the Partnership's assets, which is expected to involve sales of assets to (i) unaffiliated third parties and (ii) in light of the cross ownership between the Partnership and certain unaffiliated entities engaged in similar businesses to the Partnership, to parties affiliated with the Partnership.

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before December 31, 1998.


NOTE 2.  BASIS OF PRESENTATION

The balance sheet at March 31, 1998 and the related statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnership consist of interests in six manufactured home communities at March 31, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1998 and 1997 are as follows:

                                      1998             1997
  Total revenues                  $    896,800    $    771,800
  Expenses:
    Property operating                 406,100         354,200
    Interest                           239,900         177,700
    Depreciation                       174,900         144,300
  General and administrative             5,000               0
                                  ------------    ------------

                                       825,900         676,200
                                  ------------    ------------

  Net income                      $     70,900    $     95,600
                                  ============    ============


NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1998 and 1997 was 195,461 and 196,985, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1998 and 1997 follows:

                                               1998                                   1997
                                  -----------------------------           -----------------------------
                                                        Per                                        Per
                                      Amount            Unit                  Amount              Unit
                                      ------            ----                  ------              ----
 Net income
  - limited partners              $      52,500        $    0.27          $      28,300        $    0.14
 Return of capital                      171,500             0.88                195,700             1.00
                                  -------------        ---------          -------------        ---------
                                  $     224,000        $    1.15          $     224,000        $    1.14
                                  =============        =========          =============        =========

NOTE 6.  SUBSEQUENT EVENT

In April, 1998, the General Partners completed the sale of Sunrise Village to an unaffiliated third party for a purchase price of approximately $1.7 million in which the proceeds were used to payoff the Partnership's outstanding mortgage debt.

                           WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1998 as compared to three months ended March 31,
1997

Results of Operations

The results of operations for the three months ended March 31, 1998 and 1997 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership recognized net income of $53,000 and $28,600 for the three months ended March 31, 1998 and 1997, respectively. Net income per limited partnership unit was $0.27 in 1998 and net income per partnership unit of $0.14 in 1997.

Rent and utilities revenues increased from $280,700 in 1997 to $296,100 in 1998, due to rent increases at Sunset Vista.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased slightly from $41,300 in 1997 to $42,700 in 1998.

Property operating expenses decreased slightly from $180,600 in 1997 to $176,800 in 1998.

Interest expense remained constant at $43,100 for both 1998 and 1997.

General and administrative expense decreased from $29,100 in 1997 to $25,600 in 1998 due mainly to lower employee time charges.

Changes in Financial Condition

The Partnership's primary sources of cash during the three months ended March 31, 1998 were from the operations of its investment properties and distributions from joint ventures. The primary uses of cash during the same period were for debt service and cash distributions to partners.

No further investment property acquisitions are planned by the General
Partners.

At March 31, 1998 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $5,175,400, consisting of $2,675,000 of fixed rate debt and $2,500,400 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% and 9.0%, respectively at March 31, 1998.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and the sales of property. The future uses of cash will be for Partnership administration, capital expenditures, cash distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

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

                                    PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits and Index of Exhibits

            (27)     Financial Data Schedule

    (b)  Reports on Form 8-K

            Form 8-K filed with the Commission on January 27, 1998. Form 8-K/A filed with the Commission on February 3, 1998

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


                                   WINDSOR PARK PROPERTIES 4,
                                   A California Limited Partnership
                                   --------------------------------
                                   (Registrant)


                                   By:  The Windsor Corporation, General Partner




                                    By  /s/ Steven G. Waite
                                       ----------------------------
                                    STEVEN G. WAITE
                                    President


Date:  May 13, 1998

                                EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------
     27       Financial Data Schedule