Form 10QSB
period 1998-06-30
WINDSOR PARK PROPERTIES 4
filed 1998-08-13
CIK 796177

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


         For the quarterly period ended   June 30, 1998
                                          -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



           For the transition period from         to
                                          -------    -------

           Commission file number   0-15700
                                  -----------


           WINDSORPARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                   California                                                    33-0202608
--------------------------------------------------------------       --------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)


                6430 S. Quebec Street, Englewood, Colorado 80111
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (303) 741-3707
                           --------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                TABLE OF CONTENTS

                                     PART I


                                                                                Page
                                                                                ----
Item 1.           Financial Statements                                           3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            9


                                     PART II


Item 6.           Exhibits and Reports on Form 8-K                               11


                  SIGNATURE                                                      12

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)


                                                               June 30, 1998
                                                               -------------
ASSETS

Property held for investment:
  Land                                                          $   613,700
  Buildings and improvements                                      2,607,700
  Fixtures and equipment                                             52,700
                                                                -----------

                                                                  3,274,100
Less accumulated depreciation                                    (1,568,900)
                                                                -----------

                                                                  1,705,200

Investments in joint ventures and limited partnership             3,211,700
Cash and cash equivalents                                           515,300
Other assets                                                         93,700
                                                                -----------

Total Assets                                                    $ 5,525,900
                                                                ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                                              $     5,400
  Due to General Partners and affiliates                              7,100
  Accrued expenses                                                   57,200
  Tenant deposits and other liabilities                              16,000
                                                                -----------

Total Liabilities                                                    85,700
                                                                -----------

Partners' equity:
  Limited partners                                                5,475,200
  General partners                                                  (35,000)
                                                                -----------
                                                                  5,440,200
                                                                -----------
Total Liabilities and Partners' Equity                          $ 5,525,900
                                                                ===========



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Three Months Ended June 30,
                                                                 ---------------------------

                                                                   1998             1997
                                                                 -----------    ------------
REVENUES

Rent and utilities                                               $   253,800    $   297,300
Equity in earnings of joint ventures and limited partnerships         35,400         29,700
Interest                                                               6,200          9,000
Other                                                                 99,200         11,400
                                                                 -----------    -----------

                                                                     394,600        347,400
                                                                 -----------    -----------

COSTS AND EXPENSES

Property operating                                                   145,600        191,600
Depreciation and amortization                                         59,900         59,900
Interest                                                              71,700         43,100
General and administrative:
  Related parties                                                      7,100         19,300
  Other                                                               13,600         11,300
                                                                 -----------    -----------

                                                                     297,900        325,200
                                                                 -----------    -----------

Net income                                                       $    96,700    $    22,200
                                                                 ===========    ===========

Net income - general partners                                    $     1,000    $       200
                                                                 ===========    ===========

Net income - limited partners                                    $    95,700    $    22,000
                                                                 ===========    ===========

Basic and Dilutive earnings per limited partnership unit         $      0.49    $      0.11
                                                                 ===========    ===========


                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   Six Months Ended June 30,
                                                                 ----------------------------

                                                                    1998            1997
                                                                 ------------    ------------
REVENUES

Rent and utilities                                               $    549,900    $    578,000
Equity in earnings of joint ventures and limited partnerships          78,100          71,000
Interest                                                               14,800          16,100
Other                                                                 110,200          23,100
                                                                 ------------    ------------

                                                                      753,000         688,200
                                                                 ------------    ------------

COSTS AND EXPENSES

Property operating                                                    322,400         372,200
Depreciation and amortization                                         119,800         119,300
Interest                                                              114,800          86,200
General and administrative:
  Related parties                                                      17,400          38,400
  Other                                                                28,900          21,300
                                                                 ------------    ------------

                                                                      603,300         637,400
                                                                 ------------    ------------

Net income                                                       $    149,700    $     50,800
                                                                 ============    ============

Net income - general partners                                    $       1500    $        500
                                                                 ============    ============

Net income - limited partners                                    $    148,200    $     50,300
                                                                 ============    ============

Basic and Dilutive earnings per limited partnership unit         $       0.76    $       0.25
                                                                 ============    ============



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                              1998            1997
                                                           -----------     -----------
Cash flows from operating activities:
  Net income                                                   149,700     $    50,800
  Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation and amortization                               59,900         119,300
    Equity in earnings of joint ventures and limited
      Partnerships                                             (78,100)        (71,000)
    Joint ventures' and limited partnerships cash
      Distributions                                             78,100          71,000
    (Gain) loss on sale of property held for investment        (96,400)            500
    Amortization of deferred financing costs                    72,400           6,400

    Changes in operating assets and liabilities:
      Other assets                                             (43,100)         41,100
      Accounts payable                                         (19,100)          9,400
      Due to General Partners and affiliates                   (30,300)              0
      Accrued expenses                                          37,800          33,600
      Tenant deposits and other liabilities                          0          (7,300)
                                                           -----------     -----------
Net cash provided by operating activities                      130,900         253,700
                                                           -----------     -----------

Cash flows from investing activities:
  Investment in joint venture and limited partnerships          10,800        (548,500)
  Joint ventures' and limited partnerships cash
    Distributions                                              238,000         131,500
  Proceeds from sale of property held for investment         1,565,400
  Increase in property held for investment                      11,800         (18,700)
                                                           -----------     -----------

Net cash provided by (used in) investing activities          1,826,000        (435,700)
                                                           -----------     -----------

Cash flows from financing activities:
  Payoff of mortgage note payable                           (1,775,000)
  Cash distributions                                          (220,200)       (226,300)
  Repurchase of limited partnership units                       (7,800)        (29,000)
                                                           -----------     -----------

Net cash used in financing activities                       (2,003,000)        255,300
                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents           (46,100)       (437,300)

Cash and cash equivalents at beginning of period               561,400       1,105,200
                                                           -----------     -----------

Cash and cash equivalents at end of period                     515,300     $   667,900
                                                           ===========     ===========



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

The term of the Partnership expired on December 31, 1997. By its terms, the Partnership Agreement of the Partnership provides for a winding down of Partnership activities, and a liquidation of the Partnership assets beginning on or about December 31, 1997. In November 1997 the General Partners proceeded to
(i) list for sale with a commercial brokerage firm the Partnership's ownership interest in the Harmony Ranch Property and (ii) order appraisals for each of the properties owned by the Partnership, or in which the Partnership has an ownership interest.

In April, 1998, the General Partners completed the sale of the Sunrise Village property to an unaffiliated third party for approximately $1.7 million in which the proceeds were used to payoff the Partnership's outstanding mortgage debt. The General Partners are in the process of developing a plan of liquidation for the Partnership's assets, which is expected to involve sales of assets to (i) unaffiliated third parties and (ii) in light of the cross ownership between the Partnership and certain affiliated entities engaged in similar businesses to the Partnership, to parties affiliated with the Partnership, or it's general partner, The Windsor Corporation. Following such sales, the Partnership will be liquidated and dissolved, and liquidating distributions will be made to the partners in accordance with the terms of the Agreement of Partnership.

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before December 31, 1998.


NOTE 2.  BASIS OF PRESENTATION

The balance sheet at June 30, 1998 and the related statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the three months ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnership consist of interests in six manufactured home communities at June 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1998 and 1997 are as follows:


                                 1998          1997

Total revenues               $  896,800    $1,585,100
Expenses:
  Property operating            406,100       738,600
  Interest                      239,900       394,000
  Depreciation                  174,900       319,200
General and administrative        5,000             0
                             ----------    ----------

                                825,900     1,451,800
                             ----------    ----------

Net income                   $   70,900    $  133,300
                             ==========    ==========

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1998 was 195,461 and 195,443, respectively; and 196,803 and 196,891 for the three and six months ended June 30, 1997, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1998 and 1997 follows:


                                1998                      1997
                       ----------------------    ----------------------
                                       Per                      Per
                         Amount        Unit        Amount       Unit
                       ---------    ---------    ---------    ---------
Net income
 - limited partners    $ 148,200    $    0.76    $  50,300    $    0.25
Return of capital         75,800         0.39      173,700         0.89
                       ---------    ---------    ---------    ---------

                       $ 224,000    $    1.15    $ 224,000    $    1.14
                       =========    =========    =========    =========

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 1998 as compared to three months ended June 30, 1997

Results of Operations

The results of operations for the three months ended June 30, 1998 and 1997 are not directly comparable due to the sale of Sunrise Village on May 1, 1998. The Partnership recognized net income of $96,700 and $22,200 for the three months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.49 in 1998 and net income per partnership unit of $0.11 in 1997.

Rent and utilities revenues decreased from $297,300 in 1997 to $253,800 in 1998, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $27,300 in 1997 to $35,400 in 1998.

Interest income decreased from $9,000 in 1997 to $6,200 in 1998 due to the sale of Sunrise and lower cash balance maintained by the partnership.

Other income increased from $11,400 in 1997 to $99,200 in 1998 due to the gain recognized from the sale of Sunrise Village.

Property operating expenses decreased from $191,600 in 1997 to $145,600 in 1998 due to the reasons discussed previously.

Interest expense increased from $43,100 in 1997 to $71,700 in 1998 due to the payoff of the partnerships mortgage debt associated with the sale of Sunrise Village.

General and administrative expense decreased from $30,600 in 1997 to $20,700 in 1998 due mainly to lower employee time charges charged to the General Partners.

Six months ended June 30, 1998 as compared to six months ended June 30, 1997

Results of Operations

The results of operations for the six months ended June 30, 1998 and 1997 are not directly comparable due to sale of Sunrise Village on May 1, 1998. The Partnership recognized net income of $149,700 and $50,800 for the six months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.76 in 1998 and net income per partnership unit of $0.25 in 1997.

Rent and utilities revenues decreased from $578,000 in 1997 to $549,900 in 1998, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $71,000 in 1997 to $78,100 in 1998.

Interest income decreased slightly from $16,100 in 1997 to $14,800 in 1998 due to lower cash balances maintained by the partnership.

Other income increased from $23,100 in 1997 to $110,200 in 1998 due to the gain recognized from the sale of Sunrise Village.

Property operating expenses decreased from $372,200 in 1997 to $322,400 in 1998 due to the sale of Sunrise Village.

Interest expense increased from $86,200 1997 to $114,800 in 1998 due to the payoff of the partnerships mortgage debt associated with the sale of Sunrise Village.

General and administrative expense decreased from $59,700 in 1997 to $46,300 in 1998 due mainly to lower employee time charges charged to the General Partners.

Changes in Financial Condition

The Partnership's primary sources of cash during the six months ended June 30, 1998 were from the operations of its properties and distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners and the payoff of the partnership's mortgage debt.

No further investment property acquisitions are planned by the General Partners.

At June 30, 1998 the Partnership's proportionate share of joint venture and limited partnership mortgage debt was $3,400,400, consisting of $900,000 of fixed rate debt and $2,500,400 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% each at June 30, 1998.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and the sales of property. The future uses of cash will be for Partnership administration, capital expenditures, and cash distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

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


                        WINDSOR PARK PROPERTIES 4,
                        A California Limited Partnership
                                 (Registrant)


                        By:  The Windsor Corporation, General Partner




                        By:   /s/ Steven G. Waite
                              ---------------------------------------
                              STEVEN G. WAITE
                              President

Date:  August 13, 1998

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
 27                 Financial Data Schedule