Form 10QSB
period 1998-09-30
WINDSOR PARK PROPERTIES 4
filed 1998-11-16
CIK 796177

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


         For the quarterly period ended     September 30, 1998
                                           --------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



 For the transition period from                        to
                                 ---------------------    --------------------

                   Commission file number   0-15700
                                           ---------

           WINDSORPARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                       California                                           33-0202608
--------------------------------------------------------------   ---------------------------------
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

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)


                                                                                           September 30, 1998
                                                                                     -------------------------------
ASSETS

Property held for investment:
  Land                                                                               $                      613,700
  Buildings and improvements                                                                              2,651,500
  Fixtures and equipment                                                                                     52,700
                                                                                     -------------------------------

                                                                                                          3,317,900
Less accumulated depreciation                                                                            (1,590,200)
                                                                                     -------------------------------

                                                                                                          1,727,700

Investments in joint ventures and limited partnerships                                                    3,176,600
Cash and cash equivalents                                                                                   428,200
Other assets                                                                                                 88,500
                                                                                     -------------------------------

Total Assets                                                                         $                    5,421,000
                                                                                     ===============================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                                                                   $                        3,200
  Due to General Partners and affiliates                                                                     14,100
  Accrued expenses                                                                                           85,300
  Tenant deposits and other liabilities                                                                      16,000
                                                                                     -------------------------------

Total Liabilities                                                                                           118,600
                                                                                     -------------------------------

Partners' equity:
  Limited partners                                                                                        5,338,800
  General partners                                                                                          (36,400)
                                                                                     -------------------------------

                                                                                                          5,302,400
                                                                                     -------------------------------

Total Liabilities and Partners' Equity                                               $                    5,421,000
                                                                                     ===============================



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three Months Ended September 30,
                                                                ----------------------------------------------------

                                                                          1998                       1997
                                                                -------------------------  -------------------------
REVENUES

Rent and utilities                                                  $            156,400       $            297,800
Equity in earnings of joint ventures and limited partnerships                     35,600                      6,200
Interest                                                                           5,500                      6,200
Other                                                                              2,300                     10,000
                                                                -------------------------  -------------------------

                                                                                 199,800                    320,200
                                                                -------------------------  -------------------------

COSTS AND EXPENSES

Property operating                                                                75,100                    216,300
Depreciation and amortization                                                     30,900                     59,900
Interest                                                                               0                     43,100
General and administrative:
  Related parties                                                                  7,100                     18,200
  Other                                                                           13,900                      7,600
                                                                -------------------------  -------------------------

                                                                                 127,000                    345,100
                                                                -------------------------  -------------------------

Net income                                                          $             72,800       $            (24,900)
                                                                =========================  =========================

Net income - general partners                                       $                700       $                  0
                                                                =========================  =========================

Net income - limited partners                                       $             72,100       $            (24,900)
                                                                =========================  =========================

Basic and Dilutive earnings per limited partnership unit            $               0.37       $              (0.13)
                                                                =========================  =========================




                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Nine Months Ended September 30,
                                                                ----------------------------------------------------

                                                                          1998                       1997
                                                                -------------------------  -------------------------
REVENUES

Rent and utilities                                                  $            706,300       $            875,800
Equity in earnings of joint ventures and limited partnerships                    113,700                     77,200
Interest                                                                          20,200                     22,300
Other                                                                            112,500                     33,100
                                                                -------------------------  -------------------------

                                                                                 952,700                  1,008,400
                                                                -------------------------  -------------------------

COSTS AND EXPENSES

Property operating                                                               397,500                    588,500
Depreciation and amortization                                                    141,100                    179,200
Interest                                                                         114,800                    129,200
General and administrative:
  Related parties                                                                 24,400                     56,500
  Other                                                                           42,700                     29,000
                                                                -------------------------  -------------------------

                                                                                 720,500                    982,400
                                                                -------------------------  -------------------------

Net income                                                          $            232,200       $             26,000
                                                                =========================  =========================

Net income - general partners                                       $              2,300       $                300
                                                                =========================  =========================

Net income - limited partners                                       $            229,900       $             25,700
                                                                =========================  =========================

Basic and Dilutive earnings per limited partnership unit            $               1.18       $               0.13
                                                                =========================  =========================



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Nine Months Ended September 30,
                                                                     -----------------------------------------------
                                                                            1998                     1997
                                                                     -------------------   -------------------------
Cash flows from operating activities:
  Net income                                                            $       232,200        $             26,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               141,100                     179,200
    Equity in earnings of joint ventures and limited
      partnerships                                                             (113,700)                    (77,200)
    Joint ventures' and limited partnerships cash
      distributions                                                             113,700                      77,200
    (Gain) loss on sale of property held for investment                         (96,400)                        500
    Amortization of deferred financing costs                                     72,400                       9,600

    Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                       (37,900)                     31,300
      (Decrease) increase in accounts payable                                   (21,300)                      4,700
      Decrease in due to General Partners and affiliates                        (23,300)                          0
      Increase in accrued expenses                                               65,800                      76,800
      Decrease in tenant deposits and other liabilities                               0                      (8,700)
                                                                     -------------------   -------------------------
Net cash provided by operating activities                                       332,600                     319,400
                                                                     -------------------   -------------------------

Cash flows from investing activities:
  Investment in joint venture and limited partnerships                                0                    (548,600)
  Joint ventures' and limited partnerships cash
    distributions                                                               284,000                     182,600
  Proceeds from sale of property held for investment                          1,565,400
  Increase in property held for investment                                      (91,900)                    (45,800)
                                                                     -------------------   -------------------------

Net cash provided by (used in) investing activities                           1,757,500                    (411,800)
                                                                     -------------------   -------------------------

Cash flows from financing activities:
  Payoff of mortgage note payable                                            (1,775,000)
  Cash distributions                                                           (440,500)                   (452,500)
  Repurchase of limited partnership units                                        (7,800)                    (33,700)
                                                                     -------------------   -------------------------

Net cash used in financing activities                                        (2,223,300)                   (486,200)
                                                                     -------------------   -------------------------

Net increase (decrease) in cash and cash equivalents                           (133,200)                   (578,600)

Cash and cash equivalents at beginning of period                                561,400                   1,105,200
                                                                     -------------------   -------------------------

Cash and cash equivalents at end of period                              $       428,200        $            526,600
                                                                     ===================   =========================



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

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before June 30, 1998.


NOTE 2.  BASIS OF PRESENTATION

The balance sheet at September 30, 1998 and the related statements of operations for the three and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnership consist of interests in six manufactured home communities at September 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1998 and 1997 are as follows:

                                                         1998                         1997
                                               -------------------------    -------------------------
   Total revenues                              $               2,624,300    $              2,396,200
   Expenses:
     Property operating                                        1,237,300                   1,150,900
     Interest                                                    675,800                     611,300
     Depreciation                                                524,800                     494,100
   General and administrative                                     12,600                           0
                                               --------------------------   -------------------------

                                                               2,450,500                   2,256,300
                                               --------------------------   -------------------------

   Net income                                  $                 173,800    $                139,900
                                               ==========================   =========================

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1998 was 195,461 and 195,437, respectively; and for the three and nine months ended September 30, 1997 was 196,910 and 197,663 , respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1998 and 1997 follows:

                                                  1998                                   1997
                                    ---------------------------------      ----------------------------------
                                                             Per                                      Per
                                         Amount              Unit                Amount               Unit
                                         ------              ----                ------               ----
Net income
 - limited partners                  $     229,900         $    1.18          $      25,700         $   0.13
Return of capital                          218,100              1.11                422,300             2.14
                                    ---------------     -------------      -----------------     ------------

                                     $     448,000         $    2.29          $     448,000         $   2.27
                                    ===============     =============      =================     ============

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1998 as compared to three months ended
  September 30, 1997

Results of Operations

The results of operations for the three months ended June 30, 1998 and 1997 are not directly comparable due to the sale of Sunrise Village on May 1, 1998. The Partnership recognized net income of $72,800 and a net loss $24,900 for the three months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.37 in 1998 and net loss per partnership unit of $0.13 in 1997.

Rent and utilities revenues decreased from $297,300 in 1997 to $156,400 in 1998, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $6,200 in 1997 to $35,600 in 1998 mainly due to occupancy gains at Denali Park and Rancho Margate as well as rent increases in the remaining properties.

Interest income decreased from $6,200 in 1997 to $5,500 in 1998 due to the sale of Sunrise Village and lower cash balance maintained by the partnership.

Other income decreased from $10,000 in 1997 to $2,300 in 1998 mainly due to the sale of Sunrise Village.

Property operating expenses decreased from $216,300 in 1997 to $75,100 in 1998 due to the sale of Sunrise Village.

Interest expense decreased from $43,100 in 1997 to $0 in 1998 due to the payoff of the Partnership's mortgage debt associated with the sale of Sunrise Village.

General and administrative expense decreased from $25,800 in 1997 to $21,000 in 1998 due mainly to lower employee time charges charged to the General Partners and the sale of Sunrise Village.

Nine months ended September 30, 1998 as compared to nine months ended
  September 30, 1997

Results of Operations

The results of operations for the nine months ended September 30, 1998 and 1997 are not directly comparable due to sale of Sunrise Village on May 1, 1998. The Partnership recognized net income of $232,200 and $26,000 for the nine months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $1.18 in 1998 and net income per partnership unit of $0.13 in 1997.

Rent and utilities revenues decreased from $875,800 in 1997 to $706,300 in 1998, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $77,200 in 1997 to $113,700 in 1998, primarily due to occupancy gains at Denali Park and Rancho Margate as well as rent increases in the remaining properties.

Interest income decreased slightly from $22,300 in 1997 to $20,200 in 1998 due to lower cash balances maintained by the partnership.

Other income increased from $33,100 in 1997 to $112,500 in 1998 due to the gain recognized from the sale of Sunrise Village.

Property operating expenses decreased from $588,500 in 1997 to $397,500 in 1998 due to the sale of Sunrise Village.

Interest expense decreased from $179,200 1997 to $114,800 in 1998 due to the payoff of the Partnership's mortgage debt associated with the sale of Sunrise Village.

General and administrative expense decreased from $85,300 in 1997 to $67,100 in 1998 due mainly to lower employee time charges charged to the General Partners and the sale of Sunrise Village.

Changes in Financial Condition

The Partnership's primary sources of cash during the nine months ended September 30, 1998 were from the operations of its properties and distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners and the payoff of the partnership's mortgage debt.

No further investment property acquisitions are planned by the General Partners.

At September 30, 1998 the Partnership's proportionate share of joint venture and limited partnership mortgage debt was $3,400,400, consisting of $900,000 of fixed rate debt and $2,500,400 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% each at September 30, 1998.

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

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Partnership's continued growth, substantially all of the computer systems and applications in use in its home office and properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose Year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Partnership.

                                     PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits and Index of Exhibits

          (27.1)      Financial Data Schedule

      (b) Reports on Form 8-K
          None

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


                                  WINDSOR PARK PROPERTIES 4,
                                  A California Limited Partnership
                                  --------------------------------
                                           (Registrant)


                                  By:  The Windsor Corporation, General Partner




                                       By:   /s/ Steven G. Waite
                                             ----------------------------------
                                             STEVEN G. WAITE
                                             President

Date:  November 13, 1998

                                 EXHIBIT INDEX

Exhibit
  No.                      Description
-------                    -----------
 27.1                  Financial Data Schedule