Form 10QSB/A
period 1998-06-30
WINDSOR PARK PROPERTIES 4
filed 1998-12-09
CIK 796177

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


         For the quarterly period ended     June 30, 1998
                                        -----------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from                   to
                                   -----------------    -----------------

           Commission file number   0-15700
                                  ---------------------------------------

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



                                 (303) 741-3707
                ------------------------------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

                                TABLE OF CONTENTS




                                                                                     Page
                                                                                     ----

                                     PART I
                                     ------

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

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)


                                                                               June 30, 1998
                                                                               -------------

ASSETS
------

Property held for investment:
  Land                                                                          $   613,700
  Buildings and improvements                                                      2,607,700
  Fixtures and equipment                                                             52,700
                                                                                -----------

                                                                                  3,274,100
Less accumulated depreciation                                                    (1,568,900)
                                                                                -----------

                                                                                  1,705,200

Investments in joint ventures and limited partnerships                            3,211,700
Cash and cash equivalents                                                           515,300
Other assets                                                                         44,700
                                                                                -----------

Total Assets                                                                    $ 5,476,900
                                                                                ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accounts payable                                                              $     5,400
  Due to General Partners and affiliates                                              7,100
  Accrued expenses                                                                   57,200
  Tenant deposits and other liabilities                                              16,000
                                                                                -----------

Total Liabilities                                                                    85,700
                                                                                -----------

Partners' equity:
  Limited partners                                                                5,426,700
  General partners                                                                  (35,500)
                                                                                -----------

                                                                                  5,391,200
                                                                                -----------

Total Liabilities and Partners' Equity                                          $ 5,476,900
                                                                                ===========



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                        Three Months Ended June 30,
                                                                        ---------------------------

                                                                           1998             1997
                                                                         ---------        ---------

REVENUES
--------

Rent and utilities                                                       $ 204,800        $ 297,300
Equity in earnings of joint ventures and limited partnerships               35,400           29,700
Interest                                                                     6,200            9,000
Other                                                                       99,200           11,400
                                                                         ---------        ---------

                                                                           345,600          347,400
                                                                         ---------        ---------

COSTS AND EXPENSES
------------------

Property operating                                                         145,600          191,600
Depreciation and amortization                                               59,900           59,900
Interest                                                                    71,700           43,100
General and administrative:
  Related parties                                                            7,100           19,300
  Other                                                                     13,600           11,300
                                                                         ---------        ---------

                                                                           297,900          325,200
                                                                         ---------        ---------

Net income                                                               $  47,700        $  22,200
                                                                         =========        =========

Net income - general partners                                            $     500        $     200
                                                                         =========        =========

Net income - limited partners                                            $  47,200        $  22,000
                                                                         =========        =========

Basic and Diluted earnings per limited partnership unit                  $    0.24        $    0.11
                                                                         =========        =========





                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         Six Months Ended June 30,
                                                                         -------------------------

                                                                           1998             1997
                                                                         ---------        ---------

REVENUES
--------

Rent and utilities                                                       $ 500,900        $ 578,000
Equity in earnings of joint ventures and limited partnerships               78,100           71,000
Interest                                                                    14,800           16,100
Other                                                                      110,200           23,100
                                                                         ---------        ---------

                                                                           704,000          688,200
                                                                         ---------        ---------

COSTS AND EXPENSES
------------------

Property operating                                                         322,400          372,200
Depreciation and amortization                                              119,800          119,300
Interest                                                                   114,800           86,200
General and administrative:
  Related parties                                                           17,400           38,400
  Other                                                                     28,900           21,300
                                                                         ---------        ---------

                                                                           603,300          637,400
                                                                         ---------        ---------

Net income                                                               $ 100,700        $  50,800
                                                                         =========        =========

Net income - general partners                                            $   1,000        $     500
                                                                         =========        =========

Net income - limited partners                                            $  99,700        $  50,300
                                                                         =========        =========

Basic and Diluted earnings per limited partnership unit                  $    0.51        $    0.25
                                                                         =========        =========




                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Six Months Ended June 30,
                                                                    -------------------------------
                                                                        1998                1997
                                                                    -----------         -----------

Cash flows from operating activities:

  Net income                                                        $   100,700         $    50,800
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                        59,900             119,300
    Equity in earnings of joint ventures and limited
      partnerships                                                      (78,100)            (71,000)
    Joint ventures' and limited partnerships cash
      distributions                                                      78,100              71,000
    (Gain) loss on sale of property held for investment                 (96,400)                500
    Amortization of deferred financing costs                             72,400               6,400

    Changes in operating assets and liabilities:
      Decrease in other assets                                            5,900              41,100
      (Decrease) increase in accounts payable                           (19,100)              9,400
      Decrease in due to General Partners and affiliates                (30,300)               --
      Increase in accrued expenses                                       37,800              33,600
      Tenant deposits and other liabilities                                   0              (7,400)
                                                                    -----------         -----------
Net cash provided by operating activities                               130,900             253,700
                                                                    -----------         -----------

Cash flows from investing activities:
  Investment in joint venture and limited partnerships                   10,800            (548,500)
  Joint ventures' and limited partnerships cash
    distributions                                                       238,000             131,500
  Proceeds from sale of property held for investment                  1,565,400                --
  Increase in property held for investment                               11,800             (18,700)
                                                                    -----------         -----------

Net cash provided by (used in) investing activities                   1,826,000            (435,700)
                                                                    -----------         -----------

Cash flows from financing activities:
  Payoff of mortgage note payable                                    (1,775,000)               --
  Cash distributions                                                   (220,200)           (226,300)
  Repurchase of limited partnership units                                (7,800)            (29,000)
                                                                    -----------         -----------

Net cash used in financing activities                                (2,003,000)           (255,300)
                                                                    -----------         -----------

Net decrease in cash and cash equivalents                               (46,100)           (437,300)

Cash and cash equivalents at beginning of period                        561,400           1,105,200
                                                                    -----------         -----------

Cash and cash equivalents at end of period                          $   515,300         $   667,900
                                                                    ===========         ===========



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE PARTNERSHIP

Windsor Park Properties 4, A California Limited Partnership (the "Partnership"), was formed in June 1986 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc., ("Chateau") a publicly held real estate investment trust, purchased 100 percent of the shares of the Windsor Corporation. The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit, which commenced in September 1986 and terminated in September 1987.

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

In April, 1998, the General Partners completed the sale of the Sunrise Village property to an unaffiliated third party for approximately $1.7 million in which the proceeds were used to payoff the Partnership's outstanding mortgage debt. The General Partners are in the process of developing a plan of liquidation for the Partnership's assets, which is expected to involve sales of assets to (i) unaffiliated third parties and (ii) in light of the cross ownership between the Partnership and certain affiliated entities engaged in similar businesses to the Partnership, to parties affiliated with the Partnership, or its general partner, The Windsor Corporation. Following such sales, the Partnership will be liquidated and dissolved, and liquidating distributions will be made to the partners in accordance with the terms of the Agreement of Partnership.

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before December 31, 1998.


NOTE 2.  BASIS OF PRESENTATION

The balance sheet at June 30, 1998 and the related statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnership consist of interests in six manufactured home communities at June 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1998 and 1997 are as follows:

                                          1998               1997
                                      -----------        -----------

Total revenues                        $   896,800        $ 1,585,100
Expenses:
  Property operating                      406,100            738,600
  Interest                                239,900            394,000
  Depreciation                            174,900            319,200
General and administrative                  5,000                  0
                                      -----------        -----------

                                          825,900          1,451,800
                                      -----------        -----------

Net income                            $    70,900        $   133,300
                                      ===========        ===========

NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the limited partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1998 was 195,461 and 195,443, respectively; and 196,803 and 196,891 for the three and six months ended June 30, 1997, respectively.

In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results previously reported.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1998 and 1997 follows:

                                     1998                           1997
                           -----------------------        -----------------------

                                             Per                            Per
                              Amount         Unit            Amount         Unit
                              ------         ----            ------         ----

Net income
 - limited partners        $  99,700        $ 0.51        $  50,300        $ 0.25
Return of capital            118,200          0.60          173,700          0.89
                           ---------        ------        ---------        ------

                           $ 217,900        $ 1.11        $ 224,000        $ 1.14
                           =========        ======        =========        ======

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 1998 as compared to three months ended June 30, 1997

Results of Operations

The results of operations for the three months ended June 30, 1998 and 1997 are not directly comparable due to the sale of Sunrise Village on May 1, 1998. The Partnership recognized net income of $47,700 and $22,200 for the three months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.24 in 1998 and net income per partnership unit of $0.11 in 1997.

Rent and utilities revenues decreased from $297,300 in 1997 to $204,800 in 1998, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $29,700 in 1997 to $35,400 in 1998.

Interest income decreased from $9,000 in 1997 to $6,200 in 1998 due to the sale of Sunrise and lower cash balances maintained by the Partnership.

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

Six months ended June 30, 1998 as compared to six months ended June 30, 1997

Results of Operations

The results of operations for the six months ended June 30, 1998 and 1997 are not directly comparable due to the sale of Sunrise Village on May 1, 1998. The Partnership recognized net income of $100,700 and $50,800 for the six months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.51 in 1998 and net income per partnership unit of $0.25 in 1997.

Rent and utilities revenues decreased from $578,000 in 1997 to $500,900 in 1998, due to the sale of Sunrise Village.

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

In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results previously reported.

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


                           WINDSOR PARK PROPERTIES 4,
                           A California Limited Partnership
                                      (Registrant)


                           By:  The Windsor Corporation, General Partner




                           By:   /s/ Steven G. Waite
                                -----------------------------------
                                 STEVEN G. WAITE
                                 President

Date:  December 9, 1998

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

  27               Financial Data Schedule