Form 10QSB/A
period 1998-09-30
WINDSOR PARK PROPERTIES 4
filed 1998-12-09
CIK 796177

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


         For the quarterly period ended     September 30, 1998
                                          -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



         For the transition period from                 to
                                        ---------------    ---------------

           Commission file number   0-15700
                                 ----------------------

          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                     California                                          33-0202608
 ------------------------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)


                6430 S. Quebec Street, Englewood, Colorado 80111
                ------------------------------------------------
                    (Address of principal executive offices)



                                 (303) 741-3707
                            -------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page
                                                                         ----
Item 1.           Financial Statements                                    3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9


                                     PART II


Item 6.           Exhibits and Reports on Form 8-K                        12


                  SIGNATURE                                               13

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                      September 30, 1998
                                                      ------------------
ASSETS

Property held for investment:
  Land                                                   $    613,700
  Buildings and improvements                                2,651,500
  Fixtures and equipment                                       52,700
                                                         ------------

                                                            3,317,900
Less accumulated depreciation                              (1,590,200)
                                                         ------------

                                                            1,727,700

Investments in joint ventures and limited partnerships      3,176,600
Cash and cash equivalents                                     428,200
Other assets                                                   39,500
                                                         ------------
Total Assets                                             $  5,372,000
                                                         ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts payable                                       $      3,200
  Due to General Partners and affiliates                       14,100
  Accrued expenses                                             85,300
  Tenant deposits and other liabilities                        16,000
                                                         ------------

Total Liabilities                                             118,600
                                                         ------------

Partners' equity:
  Limited partners                                          5,290,300
  General partners                                            (36,900)
                                                         ------------
                                                            5,253,400
                                                         ------------

Total Liabilities and Partners' Equity                   $  5,372,000
                                                         ============



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three Months Ended September 30,
                                                                --------------------------------

                                                                    1998              1997
                                                                --------------------------------
Rent and utilities                                                $ 156,400          $ 297,800
Equity in earnings of joint ventures and limited partnerships        35,600              6,200
Interest                                                              5,500              6,200
Other                                                                 2,300             10,000
                                                                  ---------          ---------

                                                                    199,800            320,200
                                                                  ---------          ---------

COSTS AND EXPENSES

Property operating                                                   75,100            216,300
Depreciation and amortization                                        30,900             59,900
Interest                                                                  0             43,100
General and administrative:
  Related parties                                                     7,100             18,200
  Other                                                              13,900              7,600
                                                                  ---------          ---------

                                                                    127,000            345,100
                                                                  ---------          ---------

Net income (loss)                                                 $  72,800          $ (24,900)
                                                                  =========          =========

Net income (loss)- general partners                               $     700          $       0
                                                                  =========          =========

Net income (loss)- limited partners                               $  72,100          $ (24,900)
                                                                  =========          =========

Basic and Diluted earnings (loss) per limited
   partnership unit                                               $    0.37          $   (0.13)
                                                                  =========          =========


                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Nine Months Ended September 30,
                                                                --------------------------------

                                                                    1998              1997
                                                                --------------------------------
REVENUES

Rent and utilities                                                $  657,300        $  875,800
Equity in earnings of joint ventures and limited partnerships        113,700            77,200
Interest                                                              20,200            22,300
Other                                                                112,500            33,100
                                                                  ----------        ----------

                                                                     903,700         1,008,400
                                                                  ----------        ----------

COSTS AND EXPENSES

Property operating                                                   397,500           588,500
Depreciation and amortization                                        141,100           179,200
Interest                                                             114,800           129,200
General and administrative:
  Related parties                                                     24,400            56,500
  Other                                                               42,700            29,000
                                                                  ----------        ----------

                                                                     720,500           982,400
                                                                  ----------        ----------

Net income                                                        $  183,200        $   26,000
                                                                  ==========        ==========

Net income - general partners                                     $    1,800        $      300
                                                                  ==========        ==========

Net income - limited partners                                     $  181,400        $   25,700
                                                                  ==========        ==========

Basic and Diluted earnings per limited partnership unit           $     0.93        $     0.13
                                                                  ==========        ==========




                 See Accompanying Notes to Financial Statements

                           WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Nine Months Ended September 30,
                                                             ------------------------------
                                                                   1998          1997
                                                             ------------- ---------------
Cash flows from operating activities:
  Net income                                                 $   183,200      $    26,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                141,100          179,200
    Equity in earnings of joint ventures and limited
      partnerships                                              (113,700)         (77,200)
    Joint ventures' and limited partnerships cash
      distributions                                              113,700           77,200
    (Gain) loss on sale of property held for investment          (96,400)             500
    Amortization of deferred financing costs                      72,400            9,600

    Changes in operating assets and liabilities:
      Decrease in other assets                                    11,100           31,300
      (Decrease)  increase in accounts payable                   (21,300)           4,700
      Decrease in due to General Partners and affiliates         (23,300)               0
      Increase in accrued expenses                                65,800           76,800
      Decrease in tenant deposits and other liabilities                0           (8,700)
                                                             -----------      -----------
Net cash provided by operating activities                        332,600          319,400
                                                             -----------      -----------

Cash flows from investing activities:
  Investment in joint venture and limited partnerships                 0         (548,600)
  Joint ventures' and limited partnerships cash
    distributions                                                284,000          182,600
  Proceeds from sale of property held for investment           1,565,400
  Increase in property held for investment                       (91,900)         (45,800)
                                                             -----------      -----------

Net cash provided by (used in) investing activities            1,757,500         (411,800)
                                                             -----------      -----------

Cash flows from financing activities:
  Payoff of mortgage note payable                             (1,775,000)               0
  Cash distributions                                            (440,500)        (452,500)
  Repurchase of limited partnership units                         (7,800)         (33,700)
                                                             -----------      -----------

Net cash used in financing activities                         (2,223,300)        (486,200)
                                                             -----------      -----------

Net decrease in cash and cash equivalents                       (133,200)        (578,600)

Cash and cash equivalents at beginning of period                 561,400        1,105,200
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $   428,200      $   526,600
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

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before June 30, 1999.


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

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnership consist of interests in six manufactured home communities at September 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1998 and 1997 are as follows:

                                                 1998           1997
Total revenues                                $2,624,300     $2,396,200
Expenses:
  Property operating                           1,237,300      1,150,900
  Interest                                       675,800        611,300
  Depreciation                                   524,800        494,100
General and administrative                        12,600              0
                                              ----------     ----------

                                               2,450,500      2,256,300
                                              ----------     ----------

Net income                                    $  173,800     $  139,900
                                              ==========     ==========

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1998 and 1997 follows:

                              1998                     1997
                        ------------------      -----------------

                                      Per                     Per
                         Amount      Unit       Amount       Unit
                         ------      ----       ------       ----
Net income
 - limited partners     $181,400     $0.93     $ 25,700     $0.13
Return of capital        254,300      1.30      422,300      2.14
                        --------     -----     --------     -----

                        $435,700     $2.23     $448,000     $2.27
                        ========     =====     ========     =====

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1998 as compared to three months ended September 30, 1997

Results of Operations

The results of operations for the three months ended June 30, 1998 and 1997 are not directly comparable due to the sale of Sunrise Village on May 1, 1998. The Partnership recognized net income of $72,800 and a net loss of $24,900 for the three months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.37 in 1998 and net loss per partnership unit of $0.13 in 1997.

Rent and utilities revenues decreased from $297,800 in 1997 to $156,400 in 1998, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $6,200 in 1997 to $35,600 in 1998 mainly due to occupancy gains at Denali Park and Rancho Margate as well as rent increases in the remaining properties.

Interest income decreased from $6,200 in 1997 to $5,500 in 1998 due to the sale of Sunrise Village and lower cash balances maintained by the Partnership.

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

Nine months ended September 30, 1998 as compared to nine months ended September 30, 1997

Results of Operations

The results of operations for the nine months ended September 30, 1998 and 1997 are not directly comparable due to the sale of Sunrise Village on May 1, 1998. The Partnership recognized net income of $183,200 and $26,000 for the nine months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.93 in 1998 and net income per partnership unit of $0.13 in 1997.

Rent and utilities revenues decreased from $875,800 in 1997 to $657,300 in 1998, due to the sale of Sunrise Village.

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

Interest expense decreased from $129,200 1997 to $114,800 in 1998 due to the payoff of the Partnership's mortgage debt associated with the sale of Sunrise Village.

General and administrative expense decreased from $85,500 in 1997 to $67,100 in 1998 due mainly to lower employee time charges charged to the General Partners and the sale of Sunrise Village.

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

      (a)Exhibits and Index of Exhibits

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


                           WINDSOR PARK PROPERTIES 4,
                        A California Limited Partnership
                        --------------------------------
                                  (Registrant)


                        By:  The Windsor Corporation, General Partner




                             By:   /s/ Steven G. Waite
                                   ---------------------------
                                   STEVEN G. WAITE
                                   President

Date:  December 9, 1998

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27             Financial Data Schedule