Form 10KSB40
period 1998-12-31
WINDSOR PARK PROPERTIES 4
filed 1999-03-31
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended December 31, 1998

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

Commission file number 0-15700

          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
              (Exact name of small business issuer in its charter)

          California                                             33-0202608
-------------------------------                     ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer Identification No.)
incorporation or organization)

                   6430 South Quebec Street, Englewood, Colorado     80111
                   ----------------------------------------------------------------
                     (Address of principal executive offices)      (Zip Code)

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

  State issuer's revenues for its most recent fiscal year:  $1,048,000
                  DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional small business disclosure format (check one): Yes [ ]  No [X]

                               TABLE OF CONTENTS

                                            PART I
                                            ------

                                                                                    Page
                                                                                    ----

Item 1.     Description of Business                                                    3

Item 2.     Description of Properties                                                  5

Item 3.     Legal Proceedings                                                          7

Item 4.     Submission of Matters to a Vote of Security Holders                        7

                                           PART II
                                           -------

Item 5.     Market for the Partnership's Units and Related Security Holder Matters     7

Item 6.     Management's Discussion and Analysis                                       7

Item 7.     Financial Statements                                                      10

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                  21

                                           PART III
                                           --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act                         21

Item 10.    Executive Compensation                                                    22

Item 11.    Security Ownership of Certain Beneficial Owners and Management            23

Item 12.    Certain Relationships and Related Transactions                            23

Item 13.    Exhibits and Reports on Form 8-K                                          23

            SIGNATURES                                                                24

                                     PART I
                                     ------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 4, a California Limited Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Windsor Park Properties 4, a California Limited Partnership (the "Partnership"), was formed in June 1986 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, a California corporation ("The Windsor Corporation"), and John A. Coseo, Jr. In September of 1997, Chateau Communities, Inc. ("Chateau"), a publicly-held real estate investment trust, purchased all of the outstanding capital stock of The Windsor Corporation in exchange for 101,239 common shares of Chateau stock and $750,000 in cash. Following the purchase of The Windsor Corporation shares, the existing directors of The Windsor Corporation resigned, Chateau then appointed a new Board of Directors and elected Steven G. Waite (a Vice President of Chateau) as President to the Windsor Corporation.

Expiration Of Term Of Partnership
---------------------------------

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership is extended, the general partners are obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the general partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village Property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust, an externally-advised California business trust in which Chateau, as of March 31, 1999, held 17% of the outstanding common stock ("N'Tandem"). Accordingly, the Partnership and N'Tandem have proposed a transaction whereby the Partnership would sell its single remaining wholly-owned property and its six partially-owned properties to N'Tandem. The consummation of the proposed transaction with N'Tandem is subject to the satisfaction of certain conditions, including the approval of a majority of the Partnership's limited partners. If the proposed transaction with N'Tandem is consummated, the Partnership will be liquidated and dissolved and liquidating distributions will be made to limited partners in accordance with the terms of the Partnership's Agreement of Limited Partnership.

The general partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before June 30, 1999.

The Partnership owns interests in the following manufactured home communities at December 31, 1998:


                                                                   Date
Name of Property                          Ownership %             Acquired                  Location
----------------                          -----------             --------                  --------
Sunset Vista                                  100%               April 1987                  Magna, Utah
Big Country Estates                            60%               December 1986               Cheyenne, Wyoming
Harmony Ranch                                  75%               December 1986               Thonotosassa, Florida
Rancho Margate                                 33%               September 1995              Margate, Florida
Winter Haven                                   33%               October 1995                Winter Haven, Florida
Apache East                                    25%               February 1997               Phoenix, Arizona
Denali Park                                    25%               February 1997               Phoenix, Arizona

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

The overall occupancy of the seven communities owned by the Partnership at December 31, 1998 was approximately 95%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer
------------------

The Partnership is currently in the business of managing, and eventually selling the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

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

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owned interests in seven properties at December 31, 1998. The Partnership operates its properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other mobile home parks and apartments in their local markets. All properties are encumbered except Big Country Estates and Sunset Vista. It is the General Partners' opinion that the properties are in good condition and are adequately insured.


                                                            Sunset                         Big
Location                                                     Vista                       Country
                                                      -------------------                Estates
                                                            Magna,                 -------------------
                                                             Utah                       Cheyenne,
                                                                                         Wyoming
-----------------------------------------------------------------------------------------------------

Percentage of Ownership                                              100%                          60%
Date Acquired                                                       4/87                        12/86
Acreage                                                               25                           28
Number of Spaces                                                     207                          253
Monthly Rents (1)                                             $      219                   $      204
Occupancy Level:
  December 31, 1998                                                  100%                          95%
Real estate taxes                                             $   29,100                   $   10,100
Federal tax basis (2)                                         $2,004,400                   $1,186,700
Mortgage Information:
  Balance payable                                                     --                           --
  Interest rate                                                       --                           --
  Amortization period                                                 --                           --
  Maturity date                                                       --                           --
  Balance due at maturity                                             --                           --

         -------------------------

                                              Harmony                            Rancho                           Winter
                                               Ranch                            Margate                            Haven
                                    ---------------------------          ----------------------          -------------------------
                                           Thonotosassa,                        Margate,                       Winter Haven,
Location                                      Florida                           Florida                           Florida
---------------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                                     75%                             33%                                33%
Date Acquired                                            12/86                            9/95                              10/95
Acreage                                                     29                              29                                 30
Number of Spaces                                           193                             245                                238
Monthly Rents (1)                                   $      237                      $      364                         $      224
Occupancy Level:
  December 31, 1998                                         87%                             97%                                98%
Real estate taxes                                   $   36,800                      $  158,000                         $   36,900
Federal tax basis (2)                               $1,218,000                      $2,052,300                         $  938,600
Mortgage Information:
  Balance payable                                   $1,200,000                      $3,663,600                         $1,610,300
  Interest rate                                           8.87%                           8.92%                              8.92%
  Amortization period                                 24 years                        30 years                           30 years
  Maturity date                                           9/02                            7/23                               6/23
  Balance due at maturity                           $1,200,000                      $        0                         $        0

                                              Apache                             Denali
                                               East                               Park
                                    ---------------------------          ----------------------
                                             Phoenix,                           Phoenix,
Location                                      Arizona                           Arizona
----------------------------------------------------------------------------------------------

Percentage of Ownership                                     25%                             25%
Date Acquired                                             2/97                            2/97
Acreage                                                     16                              33
Number of Spaces                                           123                             162
Monthly Rents (1)                                   $      220                        $    202
Occupancy Level:
  December 31, 1998                                         93%                             91%
Real estate taxes                                   $   17,500                        $ 24,100
Federal tax basis (2)                               $  543,500                        $700,900
Mortgage Information:
  Balance payable                                   $3,009,400                              (3)
  Interest rate                                           8.38%                             (3)
  Amortization period                                 24 years                              (3)
  Maturity date                                           3/06                              (3)
  Balance due at maturity                           $2,583,200                              (3)

(1)  Average rental rates in effect on December 31, 1998.
(2) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(3)  Same mortgage note payable as Apache East.

Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership is a party or of which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to the Partnerships' Security holders during the fourth quarter of the period covered by this report.

                                 PART II
                                 -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1998 there were approximately 2,400 holders of record holding an aggregate of 195,266 Units.

Cash distributions paid to limited partners since December 31, 1996 are as follows:


                                                                     Per $1,000 Originally
Date Paid                                           Amount (1)           Invested (2)
-----------------------------------------------------------------------------------------

August 1998                                               $217,900                 $10.84
February 1998                                             $217,800                 $10.84

August 1997                                               $224,000                 $11.14
February 1997                                             $224,000                 $11.14

     (1)  Amounts exclude General Partner participation.
     (2)  Computed based on $20,100,000 original investment.

Cash distributions paid to the General Partners since December 31, 1996 were $9,000.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1998 and 1997 were from the operations of its properties, joint venture distributions and proceeds from the sale of Sunrise Village. The primary uses of cash during the same period were for investments in joint ventures, cash distributions to partners and payoff of the Partnership's Mortgage Note.

At December 31, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,375,000, consisting of $900,000 of fixed rate debt and $2,475,000 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% at December 31, 1998. The Partnership and the affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

Expiration Of Term Of Partnership
---------------------------------

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership is extended, the General Partners are obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village Property to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem. Accordingly, the Partnership and N'Tandem have proposed a transaction whereby the Partnership would sell its single remaining wholly-owned property and its six partially-owned properties to N'Tandem. The consummation of the proposed transaction with N'Tandem is subject to the satisfaction of certain conditions, including the approval of a majority of the Partnership's limited partners.

The General Partners anticipate that all of the Partnership's properties and ownership interests in properties will be sold on or before June 30, 1999.

Results of Operations
---------------------

The Partnership realized net income before extraordinary item of $209,500 for the year ended December 31, 1998 as compared to $38,900 for the year ended December 31, 1997. The increase in net income is primarily due to the gain of $115,000 on the sale of Sunrise Village and the decrease in operating expenses, interest expense and depreciation expense as a result of the Sunrise Village sale in April 1998 and an increase in equity in earnings of the joint venture properties, offset by a decrease in rent and other revenues due to the Sunrise Village sale.

Rent and utilities revenues decreased from $1,169,500 in 1997 to $815,500 in 1998. The overall decrease is attributable to the sale of Sunrise Village in April of 1998.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Big Country, Harmony Ranch, Rancho Margate, Winter Haven, Apache East and Denali Park manufactured home communities. Equity in earnings of joint ventures increased from $104,900 in 1997 to $110,900 in 1998, due mainly to the increased occupancy of Apache East and Denali Park. The overall occupancy of the Partnership's ownership interest properties increased from 93% at December 31, 1997 to 94% at December 31, 1998.

Interest income decreased from $29,200 in 1997 to $24,600 due to lower average cash balances maintained by the Partnership.

Property operating costs decreased from $809,100 in 1997 to $471,200 in 1998. The decrease is attributable mainly to the sale of Sunrise Village.

Interest expense decreased from $172,300 in 1997 to $126,000 in 1998. Proceeds from the sale of Sunrise Village were used to payoff the loan held by the Partnership. Interest expense in 1998 includes the remaining loan origination fee expensed at the time of sale.

Depreciation expense decreased from $239,100 in 1997 to $185,900 in 1998 due to the sale of Sunrise Village.

General and administrative expenses decreased slightly from $100,100 in 1997 to $90,900 in 1998.

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the lease are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance
--------------------

The general partners have assessed the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

Substantially all of the computer systems and applications and operating systems in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

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

The Partnership expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Partnership.

Item 7.  FINANCIAL STATEMENTS
         ---------------------

The following financial statements are filed as a part of this report:

                                                      Page
                                                      ----

Report of Independent Accountants                       11

Balance Sheet as of December 31, 1998                   12

Statements of Operations for the years ended
 December 31, 1998 and 1997                             13

Statements of Partners' Equity for the years ended
 December 31, 1998 and 1997                             14

Statements of Cash Flows for the years ended
 December 31, 1998 and 1997                             15

Notes to Financial Statements                           16


REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Windsor Park Properties 4,
(a California Limited Partnership)



In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 4, a California Limited Partnership (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As discussed in Note 1, the Partnership's term has expired. Accordingly, it is the intention of the general partner to sell all of the Partnership's properties. Following the consummation of such sales, the Partnership will be liquidated and dissolved, and liquidating distributions will be made to the Partners in accordance with the terms of the Agreement of Limited Partnership.




PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                                     WINDSOR PARK PROPERTIES 4
                                 (A California Limited Partnership)
                                           BALANCE SHEET


                                                                           December 31, 1998
                                                                         --------------------------
ASSETS
------
Property held for sale, net                                                   $           1,682,900
Investments in joint ventures and limited partnerships held for sale                      3,104,800
Cash and cash equivalents                                                                   535,600
Other assets                                                                                 16,600
                                                                         --------------------------

Total Assets                                                                  $           5,339,900
                                                                         ==========================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accounts payable                                                            $                 800
  Accrued expenses                                                                           64,000
  Tenant deposits and other liabilities                                                      16,000
  Due to general partners and affiliates                                                     20,600
                                                                         --------------------------

Total Liabilities                                                                           101,400
                                                                         --------------------------

Commitments and Contingencies (Note 9)                                                           --

Partners' equity:
  Limited partners                                                                        5,239,300
  General partners                                                                             (800)
                                                                         --------------------------

                                                                                          5,238,500
                                                                         --------------------------

Total Liabilities and Partners' Equity                                        $           5,339,900
                                                                         ==========================

                See accompanying notes to financial statements.

                                          WINDSOR PARK PROPERTIES 4
                                      (A California Limited Partnership)
                                           STATEMENTS OF OPERATIONS


                                                                  For The Year Ended December 31,
                                                    ----------------------------------------------------------
                                                                 1998                          1997
                                                    ----------------------------    --------------------------

REVENUES
--------

Rent and utilities                                       $               815,500        $            1,169,500
Equity in earnings of joint ventures and limited                         110,900                       104,900
 partnerships
Interest                                                                  24,600                        29,200
Gain on sale of property                                                 115,000
Other                                                                     17,500                        55,900
                                                    ----------------------------    --------------------------

                                                                       1,083,500                     1,359,500
                                                    ----------------------------    --------------------------

COSTS AND EXPENSES
------------------

Property operating                                                       471,200                       809,100
Depreciation                                                             185,900                       239,100
Interest                                                                 126,000                       172,300
General and administrative:
  Related parties                                                         29,600                        65,400
  Other                                                                   61,300                        34,700
                                                    ----------------------------    --------------------------

                                                                         874,000                     1,320,600
                                                    ----------------------------    --------------------------

Income before extraordinary item                         $               209,500        $               38,900
Extraordinary loss from early extinguishment
 of debt                                                                 (35,500)                           --
                                                    ----------------------------    --------------------------
Net income                                               $               174,000        $               38,900

Net income - general partners                            $                37,900        $                  400
                                                    ============================    ==========================

Net income - limited partners                            $               136,100        $               38,500
                                                    ============================    ==========================

Basic and diluted earnings per limited partnership
 unit:
Income before extraordinary item                         $                  0.88        $                 0.20
Extraordinary loss from early extinguishment
 of debt                                                                   (0.18)                           --
                                                    ----------------------------    --------------------------
Net income - limited partners                            $                  0.70        $                 0.20
                                                    ============================    ==========================



                See accompanying notes to financial statements.

                                                             WINDSOR PARK PROPERTIES 4
                                                         (A California Limited Partnership)
                                                           STATEMENTS OF PARTNERS' EQUITY
                                                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                 General Partners                      Limited Partners                 Total
                                        --------------------------------      ---------------------------------   -----------------

Balance at December 31, 1996                 $                   (30,100)          $                  5,999,800   $      5,969,700

Cash distributions                                                (4,500)                              (448,000)          (452,500)

Net income                                                           400                                 38,500             38,900

Repurchase of limited partnership                                                                       (37,600)           (37,600)
 units
                                                  ----------------------                -----------------------   -----------------

Balance at December 31, 1997                                     (34,200)                             5,552,700          5,518,500

Cash distributions                                                (4,500)                              (435,700)          (440,200)

Net income                                                        37,900                                136,100            174,000

Repurchase of limited partnership units                                                                 (13,800)           (13,800)
                                                  ----------------------                -----------------------   -----------------

Balance at December 31, 1998                 $                      (800)          $                  5,239,300   $      5,238,500
                                                  ======================                =======================   =================



                See accompanying notes to financial statements.

                                           WINDSOR PARK PROPERTIES 4
                                       (A California Limited Partnership)
                                            STATEMENTS OF CASH FLOWS

                                                                For The Year Ended December 31,
                                                        -------------------------------------------------------
                                                                   1998                           1997
                                                        -------------------------         ---------------------

Cash flows from operating activities:
Net income                                                 $              174,000         $              38,900
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                          185,900                       239,100
    Equity in earnings of joint ventures and limited
     partnerships                                                        (110,900)                     (104,900)
    Joint ventures' and limited partnerships' cash
     distributions                                                        110,900                       104,900
    (Gain) Loss on sale of property held for investment
     or sale and other assets                                            (115,000)                          500
  Extraordinary loss from early extinguishment of debt                     35,500
    Amortization of deferred financing costs                               72,400                        12,900

Changes in operating assets and liabilities:
   Decrease in other assets                                                34,000                        97,000
   Increase (decrease) in accounts payable                                (23,700)                        9,600
   Increase (decrease) in accrued expenses                                 44,600                       (12,200)
   Decrease in tenant deposits and other liabilities                            -                        (8,700)
   Increase (decrease) in due to general partners and
    affiliates                                                            (16,800)                       37,400
                                                      ---------------------------     -------------------------

Net cash provided by operating activities                                 390,900                       414,500
                                                      ---------------------------     -------------------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships' cash
   distributions to partners                                              390,500                       142,400
  Increase in property held for sale                                      (91,900)                      (49,600)
  Proceeds from sale of property
    and other assets                                                    1,548,500
  Investments in joint ventures and limited
   partnerships                                                           (34,800)                     (561,000)
                                                      ---------------------------     -------------------------

Net cash provided by (used in) investing activities                     1,812,300                      (468,200)
                                                      ---------------------------     -------------------------

Cash flows from financing activities:
   Cash distributions to partners                                        (440,200)                     (452,500)
   Repayments of mortgage note payable                                 (1,775,000)                            -
   Repurchase of limited partnership units                                (13,800)                      (37,600)
                                                      ---------------------------     -------------------------
Net cash used in financing activities                                  (2,229,000)                     (490,100)
                                                      ---------------------------     -------------------------

Net decrease in cash and cash equivalents                                 (25,800)                     (543,800)

Cash and cash equivalents at beginning of year                            561,400                     1,105,200
                                                      ---------------------------     -------------------------

Cash and cash equivalents at end of year                   $              535,600         $             561,400
                                                      ===========================     =========================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE PARTNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------

The Partnership
---------------

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

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership is extended, the general partners are obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the first quarter of 1997, the general partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village Property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust, an externally-advised California business trust in which Chateau, as of March 31, 1999, held 17% of the outstanding common stock ("N'Tandem"). Accordingly, the Partnership and N'Tandem have proposed a transaction whereby the Partnership would sell it single remaining wholly-owned property and its six partially-owned properties to N'Tandem. The consummation of the proposed transaction with N'Tandem is subject to the satisfaction of certain conditions, including the approval of a majority of the Partnership's limited partners. If the proposed transaction with N'Tandem is consummated, the Partnership will be liquidated and dissolved and liquidating distributions will be made to limited partners in accordance with the terms of the Partnership's Agreement of the Limited Partnership.

Property Held For Sale
----------------------

During 1998 and 1997, property held was recorded at the lower of cost or net realizable value and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. The Partnership has continued to operate its property held for sale in the normal course of business and, accordingly, has continued to record depreciation expense. When assets were sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance were charged to operations as incurred.

Investments in Joint Ventures and Limited Partnerships Held For Sale
--------------------------------------------------------------------

The investments in joint ventures are accounted for utilizing the equity method of accounting as the properties are subject to joint control requiring approval or mutual agreement of the investors. The investment in limited partnerships is also accounted for utilizing the equity method as the limited partners have significant rights.

Income Taxes
------------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Diluted Earnings per Limited Partnership Unit
-------------------------------------------------------

Basic and diluted earnings per limited partnership unit are calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated, which is the same as income available, to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1998 and 1997 was 195,429 and 196,334, respectively.

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

Revenue Recognition
-------------------

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the partnership agreement, the maximum liability of the limited partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1998 and 1997 was 195,266 and 195,576, respectively, which represented capital contributions of $19,526,600 and $19,557,600, respectively. During the years ended December 31, 1998 and 1997, the Partnership repurchased 310 units and 1,519 units, respectively for $13,800 and $37,600 respectively from the limited partners. The general partners owned 1,030 units at both December 31, 1998 and 1997.

The general partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the limited partners and 1% to the general partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $29,600 and $74,700 for such costs during the years ended December 31, 1998 and 1997, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1998, the Partnership owed TWC $20,600.

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

The general partners received cash distributions of $4,500 for each of the years ended December 31, 1998 and 1997.

NOTE 3.  PROPERTY HELD FOR SALE
         ----------------------

The property held for sale consists of one manufactured home community summarized as follows:


Name of Property                                                          Date Acquired      Location
----------------                                                         ---------------    -----------
Sunset Vista                                                             April 30, 1987     Magna, Utah

                                                                  December 31, 1998
                                                             --------------------------
Land                                                              $             613,700
Buildings and improvements                                                    2,651,400
Fixtures and equipment                                                           52,700
                                                             --------------------------
                                                                              3,317,800
Less accumulated depreciation                                                (1,634,900)
                                                             --------------------------

                                                                  $           1,682,900
                                                             ==========================


NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS HELD FOR SALE
         --------------------------------------------------------------------

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

The remaining interests in the communities are owned by California limited partnerships, which have the same General Partners as the Partnership.

The combined condensed financial position and results of operations of the joint ventures and Limited Partnerships are as follows (unaudited):


                                                                                                        December 31, 1998
Financial Position:                                                                              ---------------------------------
-------------------

Property held for sale, net                                                                           $                 17,450,800
Cash                                                                                                                        94,600
Other assets                                                                                                               339,400
                                                                                                 ---------------------------------
  Total assets                                                                                        $                 17,884,800
                                                                                                 =================================

Mortgage notes payable                                                                                $                  9,429,600
Accounts payable                                                                                                            15,600
Other liabilities                                                                                                          217,800
                                                                                                 ---------------------------------

  Total liabilities                                                                                                      9,663,000

Partners' equity                                                                                                         8,221,800
                                                                                                 ---------------------------------
                                                                                                      $                 17,884,800
                                                                                                 =================================

                                                                     For The Year Ended December 31,
                                                        ------------------------------------------------------
                                                                   1998                          1997
                                                        -------------------------       ----------------------
Results of Operations:
----------------------

Property revenues                                            $          3,483,600           $        3,231,100
                                                        -------------------------       ----------------------

Expenses:
  Property operating                                                    1,701,500                    1,597,600
  Interest                                                                890,400                      808,800
  Depreciation                                                            728,800                      669,100
                                                        -------------------------       ----------------------
                                                                        3,320,700                    3,075,500
                                                        -------------------------       ----------------------
Net income                                                   $            162,900           $          155,600
                                                        =========================       ======================


NOTE 5.  MORTGAGE NOTE PAYABLE
         ---------------------

In April 1998, the Partnership used the proceeds from the sale of Sunrise Village to pay off its existing mortgage of $1,775,000. The loan was collateralized by the Sunrise Village and Sunset Vista communities. The Partnership recorded a gain of $115,000 on the sale of Sunrise Village.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the limited partners for the years ended December 31, 1998 and 1997 follows:

                                                     1998                                                     1997
                                   ---------------------------------------------        --------------------------------------------

                                                                        Per                                              Per
                                             Amount                     Unit                     Amount                  Unit
                                             ------                     ----                     ------                  ----
Net income
 - Limited Partners                   $            136,100            $      .70           $             38,500      $     0.20
Return of capital                                  299,600                  1.53                        409,500            2.08
                                   -----------------------      ----------------        -----------------------      --------------
Total distributions                   $            435,700            $     2.23           $            448,000       $    2.28
                                   =======================      ================        =======================      ==============



NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash equivalents, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                                           1998                    1997
                                                                                     -----------------        ---------------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest (none capitalized)                                                     $         126,000        $       169,682
                                                                                   ===================      =================


NOTE 9.  CONTINGENCIES
         -------------

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

The Partnership is jointly and severally liable for $9,429,600 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 10.  RELATED PARTY TRANSACTIONS
          --------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $41,300 and $58,100 for the years ended December 31, 1998 and 1997, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $124,100 and $184,300 for the years ended December 31, 1998 and 1997, respectively.

NOTE 11.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT:
          -------------------------------------------------

The extraordinary loss in the accompanying statements of income represent a prepayment penalty incurred in connection with the early extinguishment of debt.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.


                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The general partners of the Partnership are The Windsor Corporation and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, (hereafter, "The Windsor Corporation").

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

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

                    Name                               Age                                    Office
---------------------------------------------     ------------     ----------------------------------------------------------
Steven G. Waite                                             44       President and Director
Gary P. McDaniel                                            53       Director
C.G. Kellogg                                                55       Director

A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (44) joined The Windsor Corporation in August 1997 as President and a director. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (53) has been Chief Executive Officer and a director of Chateau Communities, Inc., since February 1997 and is a trustee of N'Tandem Trust, a real estate investment trust that is advised by the Windsor Corporation. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc. since 1993, has been a principal of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (55) has been President and a director of Chateau Communities, Inc. since its inception and was Chief Executive Officer of the Company from its inception to February 1997. For the five years preceding the formation of Chateau Communities, Inc., Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (59) was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of The Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States.
Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

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

(b)  Security Ownership of Management

The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1998:


                                                           Amount and Nature of    Percent of Class
Title of Class                      Beneficial Owner       Beneficial Ownership
--------------------------------------------------------------------------------------------------
Units of Limited                 John A. Coseo, Jr.,
Partnership Interest             a general partner                             30             .015%

Units of Limited                 The Windsor
Partnership Interest             Corporation,                               1,000             .512%
                                 a general partner                          -----             ----

Units of Limited                 All general partners
Partnership Interest             as                                         1,030             .527%
                                 a group                                    =====             ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1998 and 1997.

Form of Compensation and Entity Receiving                                                            1998            1997
-----------------------------------------                                                            ----            ----
Expense reimbursement - The Windsor Corporation                                                      $29,600       $74,700
Cash distributions - The Windsor Corporation                                                         $ 4,500       $ 4,500

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

                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day March 1999.


                 WINDSOR PARK PROPERTIES 4
                 A California Limited Partnership by:
                 THE WINDSOR CORPORATION

                 By:   /s/  Steven G. Waite
                    ----------------------------------
                    STEVEN  G. WAITE
                    President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                    Date
---------                        -----                                    ----

/s/ Steven G. Waite              President of The Windsor Corporation,    March 31, 1999
-------------------------------  a general partner of the Partnership
STEVEN G. WAITE



/s/Gary P. McDaniel              Director                                 March 31, 1999
-------------------------------
GARY P. MCDANIEL



/s/C.G. Kellogg                  Director                                 March 31, 1999
-------------------------------
C.G. KELLOGG



/s/John A. Coseo, Jr.            General Partner                          March 31, 1999
-------------------------------
JOHN A. COSEO, JR.