Form 10KSB/A
period 1998-12-31
WINDSOR PARK PROPERTIES 4
filed 1999-05-06
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

Commission file number 0-15700

          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
              (Exact name of small business issuer in its charter)


          California                                    33-0202608
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             6430 South Quebec Street, Englewood, Colorado     80111
             ---------------------------------------------------------
                (Address of principal executive offices)    (Zip Code)

Issuer's telephone number:  (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Units of Limited
                                                                ----------------
                                                            Partnership Interest
                                                            --------------------
                                                               (Title of Class)

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

                               TABLE OF CONTENTS

                                            PART I
                                            ------
                                                                                    Page
                                                                                    ----

Item 1.     Description of Business                                                    3

Item 2.     Description of Properties                                                  6

Item 3.     Legal Proceedings                                                          7

Item 4.     Submission of Matters to a Vote of Security Holders                        7

                                           PART II
                                           -------

Item 5.     Market for the Partnership's Units and Related Security Holder Matters     8

Item 6.     Management's Discussion and Analysis                                       8

Item 7.     Financial Statements                                                      11

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                  23

                                           PART III
                                           --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act                         23

Item 10.    Executive Compensation                                                    24

Item 11.    Security Ownership of Certain Beneficial Owners and Management            25

Item 12.    Certain Relationships and Related Transactions                            25

Item 13.    Exhibits and Reports on Form 8-K                                          26

            SIGNATURES                                                                27

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

Expiration Of Term Of Partnership
---------------------------------

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership is extended, the general partners are obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the general partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust, an externally-advised California business trust in which Chateau, as of March 31, 1999, held 17% of the outstanding common stock ("N'Tandem"). Accordingly, the Partnership and N'Tandem have proposed a transaction whereby the Partnership would sell its single remaining wholly-owned property and its six partially-owned properties to N'Tandem. The consummation of the proposed transaction with N'Tandem is subject to the satisfaction of certain conditions, including the approval of a majority of the Partnership's Limited partners. If the proposed transaction with N'Tandem is consummated, the Partnership will be liquidated and dissolved and liquidating distributions will be made to the partners in accordance with the terms of the Partnership's Agreement of Limited Partnership.

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

                                                            Sunset                         Big
Location                                                     Vista                       Country
                                                            ------                       Estates
                                                            Magna,                      ---------
                                                             Utah                       Cheyenne,
                                                                                         Wyoming
-----------------------------------------------------------------------------------------------------

Percentage of Ownership                                         100%                          60%
Date Acquired                                                  4/87                        12/86
Acreage                                                          25                           28
Number of Spaces                                                207                          253
Monthly Rents (1)                                        $      219                   $      204
Occupancy Level:
  December 31, 1998                                             100%                          95%
Real estate taxes                                        $   29,100                   $   10,100
Federal tax basis (2)                                    $2,004,400                   $1,186,700
Mortgage Information:
  Balance payable                                                --                           --
  Interest rate                                                  --                           --
  Amortization period                                            --                           --
  Maturity date                                                  --                           --
  Balance due at maturity                                        --                           --

                                              Harmony                            Rancho                           Winter
                                               Ranch                            Margate                            Haven
                                           -------------                        --------                       -------------
Location                                   Thonotosassa,                        Margate,                       Winter Haven,
                                              Florida                           Florida                           Florida
---------------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                             75%                             33%                                33%
Date Acquired                                    12/86                            9/95                              10/95
Acreage                                             29                              29                                 30
Number of Spaces                                   193                             245                                238
Monthly Rents (1)                           $      237                      $      364                         $      224
Occupancy Level:
  December 31, 1998                                 87%                             97%                                98%
Real estate taxes                           $   36,800                      $  158,000                         $   36,900
Federal tax basis (2)                       $1,218,000                      $2,052,300                         $  938,600
Mortgage Information:
  Balance payable                           $1,200,000                      $3,663,600                         $1,610,300
  Interest rate                                   8.87%                           8.92%                              8.92%
  Amortization period                         24 years                        30 years                           30 years
  Maturity date                                   9/02                            7/23                               6/23
  Balance due at maturity                   $1,200,000                      $        0                         $        0

         -------------------------


                                           Apache                          Denali
                                            East                            Park
                                          --------                        --------
Location                                  Phoenix,                        Phoenix,
                                           Arizona                         Arizona
----------------------------------------------------------------------------------------

Percentage of Ownership                            25%                           25%
Date Acquired                                    2/97                          2/97
Acreage                                            16                            33
Number of Spaces                                  123                           162
Monthly Rents (1)                          $      220                      $    202
Occupancy Level:
  December 31, 1998                                93%                           91%
Real estate taxes                          $   17,500                      $ 24,100
Federal tax basis (2)                      $  543,500                      $700,900
Mortgage Information:
  Balance payable                          $3,009,400                            (3)
  Interest rate                                  8.38%                           (3)
  Amortization period                        24 years                            (3)
  Maturity date                                  3/06                            (3)
  Balance due at maturity                  $2,583,200                            (3)

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to the Partnership's Security holders during the fourth quarter of the period covered by this report.

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

Cash distributions paid to limited partners since December 31, 1996 are as follows:

                                                                     Per $1,000
                                                                     Originally
Date Paid                                       Amount (1)          Invested (2)
-----------------------------------------------------------------------------------

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

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

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

Substantially all of the computer systems and applications and operating systems in use in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

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

Item 7.  FINANCIAL STATEMENTS
         ---------------------

The following financial statements are filed as a part of this report:

                                                      Page
                                                      ----

Report of Independent Accountants                       12

Balance Sheet as of December 31, 1998                   13

Statements of Operations for the years ended
 December 31, 1998 and 1997                             14

Statements of Partners' Equity for the years ended
 December 31, 1998 and 1997                             15

Statements of Cash Flows for the years ended
 December 31, 1998 and 1997                             16

Notes to Financial Statements                           17


REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Windsor Park Properties 4
(a California Limited Partnership)



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



PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                                     WINDSOR PARK PROPERTIES 4
                                 ----------------------------------
                                 (A California Limited Partnership)
                                           BALANCE SHEET
                                           -------------


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
                                                                         ==========================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accounts payable                                                            $                 800
  Accrued expenses                                                                           64,000
  Tenant deposits and other liabilities                                                      16,000
  Due to general partners and affiliates                                                     20,600
                                                                         --------------------------

Total Liabilities                                                                           101,400
                                                                         --------------------------

Commitments and Contingencies (Note 9)                                                            -
Partners' equity:
  Limited partners                                                                        5,239,300
  General partners                                                                             (800)
                                                                         --------------------------

                                                                                          5,238,500
                                                                         --------------------------

Total Liabilities and Partners' Equity                                        $           5,339,900
                                                                         ==========================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                                 For The Year Ended December 31,
                                                              --------------------------------------------------------------------

                                                                             1998                                 1997
                                                              --------------------------------      ------------------------------

REVENUES
--------

Rent and utilities                                                 $                   815,500          $                1,169,500
Equity in earnings of joint ventures and limited partnerships                          110,900                             104,900
Interest                                                                                24,600                              29,200
Gain of sale of property                                                               115,000                                   -
Other                                                                                   17,500                              55,900
                                                              --------------------------------      ------------------------------

                                                                                     1,083,500                           1,359,500
                                                              --------------------------------      ------------------------------


COSTS AND EXPENSES
------------------

Property operating                                                                     471,200                             809,100
Depreciation                                                                           185,900                             239,100
Interest                                                                               126,000                             172,300
General and administrative:
  Related parties                                                                       29,600                              65,400
  Other                                                                                 61,300                              34,700
                                                              --------------------------------      ------------------------------
                                                                                       874,000                           1,320,600
                                                              --------------------------------      ------------------------------

Income before extraordinary item                                   $                   209,500          $                   38,900

Extraordinary loss from early extinguishment of debt                                   (35,500)                                  -
                                                              --------------------------------      ------------------------------

Net Income                                                         $                   174,000          $                   38,900
                                                              ================================      ==============================

Net income - general partners                                      $                    37,900          $                      400
                                                              ================================      ==============================
Net income - limited partners                                      $                   136,100          $                   38,500
                                                              ================================      ==============================

Basic and diluted earnings per limited partnership unit:
Income before extraordinary item                                   $                      0.88          $                     0.20
                                                                                                                                 -
Extraordinary loss from early extinguishment of debt                                      (.18)
                                                              --------------------------------      ------------------------------
Net income - limited partners                                      $                      0.70          $                     0.20
                                                              ================================      ==============================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                      ----------------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                ----------------------------------------------


                                                General                         Limited
                                                Partners                        Partners                          Total
                                      -------------------------        -------------------------        ---------------------

Balance at December 31, 1996               $            (30,100)          $            5,999,800          $         5,969,700

Cash distributions                                       (4,500)                        (448,000)                    (452,500)

Net income                                                  400                           38,500                       38,900


Repurchase of limited partnership                                                        (37,600)                     (37,600)
 Units
                                                ---------------               ------------------             ----------------

Balance at December 31, 1997                            (34,200)                       5,552,700                    5,518,500

Cash distributions                                       (4,500)                        (435,700)                    (440,200)

Net income                                               37,900                          136,100                      174,000

Repurchase of limited partnership
 units                                                                                   (13,800)                     (13,800)

                                                ---------------               ------------------             ----------------

Balance at December 31, 1998               $               (800)          $            5,239,300          $         5,238,500
                                                ===============               ==================             ================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                   For The Year Ended December 31,
                                                      ---------------------------------------------------------
                                                                   1998                          1997
                                                      ---------------------------       -----------------------

Cash flows from operating activities:
Net income                                                 $              174,000         $              38,900
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                          185,900                       239,100
    Equity in earnings of joint ventures and limited
     partnerships                                                        (110,900)                     (104,900)
    Joint ventures' and limited partnerships' cash
     distributions                                                        110,900                       104,900
    (Gain) Loss on sale of property held for
     investment or sale and other assets                                 (115,000)                          500
  Extraordinary loss from early extinguishment of debt                     35,500                             -
  Amortization of deferred financing costs                                 72,400                        12,900

Changes in operating assets and liabilities:
   Decrease in other assets                                                34,000                        97,000
   Increase (decrease) in accounts payable                                (23,700)                        9,600
   Increase (decrease) in accrued expenses                                 44,600                       (12,200)
   Decrease in tenant deposits and other liabilities                            -                        (8,700)
   Increase (decrease) in due to general partners and
    affiliates                                                            (16,800)                       37,400
                                                      ---------------------------     -------------------------

Net cash provided by operating activities                                 390,900                       414,500
                                                      ---------------------------     -------------------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships' cash
   distributions                                                          390,500                       142,400
  Increase in property held for sale                                      (91,900)                      (49,600)
  Proceeds from sale of property
    and other assets                                                    1,548,500                             -
  Investments in joint ventures and limited
   partnerships                                                           (34,800)                     (561,000)
                                                      ---------------------------     -------------------------

Net cash provided by (used in) investing activities                     1,812,300                      (468,200)
                                                      ---------------------------     -------------------------

Cash flows from financing activities:
   Cash distributions to partners                                        (440,200)                     (452,500)
   Repayments of mortgage note payable                                 (1,775,000)                            -
   Repurchase of limited partnership units                                (13,800)                      (37,600)
                                                      ---------------------------     -------------------------
Net cash used in financing activities                                  (2,229,000)                     (490,100)
                                                      ---------------------------     -------------------------

Net decrease in cash and cash equivalents                                 (25,800)                     (543,800)

Cash and cash equivalents at beginning of year                            561,400                     1,105,200
                                                      ---------------------------     -------------------------

Cash and cash equivalents at end of year                   $              535,600         $             561,400
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

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership is extended, the General Partners are obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village Property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust, an externally-advised California business trust in which Chateau, as of March 31, 1999, held 17% of the outstanding common stock ("N' Tandem"). Accordingly, the Partnership and N'Tandem have proposed a transaction whereby the Partnership would sell its single remaining wholly-owned property and its six partially-owned properties to N' Tandem. The consummation of the proposed transaction with N'Tandem is subject to the satisfaction of certain conditions, including the approval of a majority of the Partnership's limited partners. If the proposed transaction with N'Tandem is consummated, the Partnership will be liquidated and dissolved and liquidating distributions will be made to limited partners in accordance with the terms of the Partnership's Agreement of Limited Partnership.

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

NOTE 3.  PROPERTY HELD FOR SALE
         ----------------------

The property held for sale consists of one manufactured home community summarized as follows:


        Name of Property    Date Acquired       Location
        ----------------    --------------     -----------
          Sunset Vista      April 30, 1987     Magna, Utah


                                             December 31, 1998
                                        --------------------------

Land                                         $             613,700
Buildings and improvements                               2,651,400
Fixtures and equipment                                      52,700
                                        --------------------------
                                                         3,317,800
Less accumulated depreciation                           (1,634,900)
                                        --------------------------

                                             $           1,682,900
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

The combined condensed financial position and results of operations of the joint ventures and Limited Partnerships are as follows:

                                                                                                   December 31, 1998
                                                                                          -------------------------------
Financial Position:
-------------------

Property held for sale, net                                                                    $               17,450,800
Cash                                                                                                               94,600
Other assets                                                                                                      339,400
                                                                                          -------------------------------

  Total assets                                                                                 $               17,884,800
                                                                                          ===============================

Mortgage notes payable                                                                         $                9,429,600
Accounts payable                                                                                                   15,600
Other liabilities                                                                                                 217,800
                                                                                          -------------------------------

  Total liabilities                                                                                             9,663,000

Partners' equity                                                                                                8,221,800
                                                                                          -------------------------------

                                                                                               $               17,884,800
                                                                                          ===============================

                                                                    For The Year Ended December 31,
                                                        ------------------------------------------------------

                                                                    1998                          1997
                                                        -------------------------       ----------------------
Results of Operations:
----------------------

Property revenues                                            $          3,483,600           $        3,231,100
                                                        -------------------------       ----------------------

Expenses:
  Property operating                                                    1,701,500                    1,597,600
  Interest                                                                890,400                      808,800
  Depreciation                                                            728,800                      669,100
                                                        -------------------------       ----------------------

                                                                        3,320,700                    3,075,500
                                                        -------------------------       ----------------------

Net income                                                   $            162,900           $          155,600
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

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the limited partners for the years ended December 31, 1998 and 1997 follows:

                                             1998                                           1997
                            --------------------------------------       --------------------------------------
                                                          Per                                          Per
                                    Amount                Unit                   Amount                Unit
                                    ------                ----                   ------                ----
Net income
 - Limited Partners            $         136,100          $    .70          $          38,500          $   0.20
Return of capital                        299,600              1.53                    409,500              2.08
                            --------------------     -------------       --------------------     -------------

Total distributions            $         435,700          $   2.23          $         448,000          $   2.28
                            ====================     =============       ====================     =============

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash equivalents, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments.

NOTE 8.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                                    1998                   1997
                                                                               ---------------        --------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest (none capitalized)                                                      $126,000              $169,682
                                                                             =================      ================

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


NOTE 11.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT:
          --------------------------------------------------

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

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

                   Name                            Age                                Office
------------------------------------------    -----------    ------------------------------------------------------
Steven G. Waite                                        44      President and Director
Gary P. McDaniel                                       53      Director
C.G. Kellogg                                           55      Director

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


                                                           Amount and Nature of    Percent of Class
Title of Class                      Beneficial Owner       Beneficial Ownership
--------------------------------------------------------------------------------------------------

Units of Limited                 John A. Coseo, Jr.,
Partnership Interest             a general partner                     30                .015%

Units of Limited                 The Windsor
Partnership Interest             Corporation,                       1,000                .512%
                                 a general partner                  -----                ----

Units of Limited                 All general partners
Partnership Interest             as a group                         1,030                .527%
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

                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day May 1999.


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


Signature                        Title                                    Date
---------                        -----                                    ----

/s/ Steven G. Waite              President of The Windsor Corporation,    May 6, 1999
-------------------------------  a general partner of the Partnership
STEVEN G. WAITE



/s/Gary P. McDaniel              Director                                 May 6, 1999
-------------------------------
GARY P. MCDANIEL



/s/C.G. Kellogg                  Director                                 May 6, 1999
-------------------------------
C.G. KELLOGG



/s/John A. Coseo, Jr.            General Partner                          May 6, 1999
-------------------------------
JOHN A. COSEO, JR.