Form 10QSB
period 1999-03-31
WINDSOR PARK PROPERTIES 4
filed 1999-05-07
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended     March 31, 1999
                                   --------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from _________________ to _________________


    Commission file number   0-15700
                           ----------------------------------------------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                                             33-0202608
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)



           6160 S. Syracuse Way, Greenwood Village, Colorado  80111
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (_)
     ---         ---

Transitional small business disclosure format (check one): Yes [_]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                           Page
                                                                           ----

Item 1.     Financial Statements                                             2

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7


                                    PART II
                                    -------


Item 6.     Exhibits and Reports on Form 8-K                                10

            SIGNATURE                                                       11

                                     PART I
                                     ------

Certain matters discussed under the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 4, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------




                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                                              March 31, 1999
                                                                                    --------------------------------
ASSETS
------
Property held for sale:
  Land                                                                                $                      613,700
  Buildings and improvements                                                                               2,651,500
  Fixtures and equipment                                                                                      77,700
                                                                                    --------------------------------
                                                                                                           3,342,900
Less accumulated depreciation                                                                             (1,669,000)
                                                                                    --------------------------------
                                                                                                           1,673,900

Investments in joint ventures and limited partnerships                                                     3,072,400
Cash and cash equivalents                                                                                    448,800
Other assets                                                                                                  21,500
                                                                                    --------------------------------

Total Assets                                                                          $                    5,216,600
                                                                                    ================================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
  Due to General Partners and affiliates                                                                      26,300
  Accrued expenses                                                                                            79,100
  Tenant deposits and other liabilities                                                                       16,200
                                                                                    --------------------------------

Total Liabilities                                                                                            121,600
                                                                                    --------------------------------

Partners' equity:
  Limited partners                                                                                         5,097,300
  General partners                                                                                            (2,300)
                                                                                    --------------------------------

                                                                                                           5,095,000
                                                                                    --------------------------------

Total Liabilities and Partner's Equity                                                $                    5,216,600
                                                                                    ================================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                             Three Months Ended March 31,
                                                              ------------------------------------------------------------

                                                                          1999                            1998
                                                              ----------------------------     ---------------------------
REVENUES
--------
Rent and utilities                                               $                 154,500       $                 296,100
Equity in earnings of joint ventures and limited partnerships                       32,000                          42,700
Interest                                                                             4,100                           8,600
Other                                                                                2,200                          11,000
                                                              ----------------------------     ---------------------------

                                                                                   192,800                         358,400
                                                              ----------------------------     ---------------------------
COSTS AND EXPENSES
------------------
Property operating                                                                  61,600                         176,800
Depreciation and amortization                                                       34,000                          59,900
Interest                                                                                 0                          43,100
General and administrative:
  Related parties                                                                    4,200                          10,400
  Other                                                                             16,600                          15,200
                                                              ----------------------------     ---------------------------

                                                                                   116,400                         305,400
                                                              ----------------------------     ---------------------------

Net income                                                       $                  76,400       $                  53,000
                                                              ============================     ===========================

Net income - general partners                                    $                     800       $                     500
                                                              ============================     ===========================

Net income - limited partners                                    $                  75,600       $                  52,500
                                                              ============================     ===========================

Basic and Dilutive earnings per limited partnership unit         $                     .39       $                    0.27
                                                              ============================     ===========================



                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                 Three Months Ended March 31,
                                                    ------------------------------------------------------
                                                              1999                          1998
                                                    ------------------------      ------------------------
Cash flows from operating activities:
  Net income                                           $              76,400        $               53,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     34,000                        59,900
    Equity in earnings of joint ventures and limited
      Partnerships                                                   (32,000)                      (42,700)
    Joint ventures' and limited partnerships cash
      Distributions                                                   32,000                        42,700
    Amortization of deferred financing costs                               0                         3,300

    Changes in operating assets and liabilities:
      Other assets                                                    (4,900)                       40,800
      Accounts payable                                                  (800)                      (21,100)
      Due to General Partners and affiliates                           5,700                          (900)
      Accrued expenses                                                15,100                        46,400
      Tenant deposits and other liabilities                              200                             0
                                                    ------------------------      ------------------------
Net cash provided by operating activities                            125,700                        99,800
                                                    ------------------------      ------------------------

Cash flows from investing activities:
  Investment in joint venture and limited
   partnerships                                                            0                           (50)
  Joint ventures'and limited partnerships cash
    Distributions                                                     32,400                       123,050
  Increase in property held for investment/sale                      (25,000)                            0
                                                    ------------------------      ------------------------

Net cash provided by (used in) investing activities                    7,400                       123,000
                                                    ------------------------      ------------------------

Cash flows from financing activities:
  Cash distributions                                                (219,900)                     (220,200)
                                                    ------------------------      ------------------------

Net cash used in financing activities                               (219,900)                     (220,200)
                                                    ------------------------      ------------------------

Net increase (decrease) in cash and cash equivalents                 (86,800)                        2,600

Cash and cash equivalents at beginning of period                     535,600                       561,400
                                                    ------------------------      ------------------------

Cash and cash equivalents at end of period             $             448,800        $              564,000
                                                    ========================      ========================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 4, A California Limited Partnership (the "Partnership"), was formed in June 1986 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100 percent of the shares of The Windsor Corporation. The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit, which commenced in September 1986 and terminated in September 1987.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1999 and the related statements of operations for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the general partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnership consist of interests in six manufactured home communities at March 31, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1999 and 1998 are as follows:

                                                  1999                       1998
   Total revenues                      $               878,800     $              896,800
   Expenses:
   Property operating                                  408,800                    406,100
   Interest                                            211,000                    239,900
   Depreciation                                        182,600                    174,900
   General and administrative                            3,800                      5,000
                                     -------------------------   ------------------------

                                                       806,200                    825,900
                                     -------------------------   ------------------------

   Net income                          $                72,600     $               70,900
                                     =========================   ========================

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1999 and 1998 was 195,266 and 195,461 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1999 and 1998 follows:

                                                        1999                                         1998
                                     ------------------------------------------   ------------------------------------------
                                                                            Per                                         Per
                                                       Amount               Unit                   Amount               Unit
                                                       ------               ----                   ------               ----
Net income  - limited partners       $                 75,600  $             .39  $                52,500  $            0.27
Return of capital                                     142,000                .72                  171,500               0.88
                                     ------------------------  -----------------  -----------------------  -----------------

                                     $                217,600  $            1.11  $               224,000  $            1.15
                                     ========================  =================  =======================  =================

Item 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Three months ended March 31, 1999 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1998
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

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

Results of Operations
---------------------

The results of operations for the three months ended March 31, 1999 and 1998 are not directly comparable due to the sale of Sunrise Village in May 1998. The Partnership recognized net income of $76,400 and $53,000 for the three months ended March 31, 1999 and 1998, respectively. Net income per limited partnership unit was $0.39 in 1999 and $0.27 in 1998.

Rent and utilities revenues decreased from $296,100 in 1998 to $154,500 in 1999, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships decreased from $42,700 in 1998 to $32,000 in 1999 primarily due to a reduction in net income at Big Country due to lower occupancy and increased utility expenses.

Property operating expenses decreased from $176,800 in 1998 to $61,500 in 1999 due to the sale of Sunrise Village.

Interest expense decreased from $43,100 in 1998 due to the payoff of the Partnership's mortgage debt associated with the sale of Sunrise Village.

General and administrative expense decreased from $25,600 in 1998 to $20,800 in 1999 due mainly to lower employee time charges.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1999 were from the operations of its investment properties and distributions from joint ventures. The primary uses of cash during the same period were for debt service and cash distributions to partners.

No further investment property acquisitions are planned by the General Partners.

At March 31, 1999 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $3,367,400, consisting of $900,000 of fixed rate debt and $2,467,400 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.9% and 8.75%, respectively at March 31, 1999.

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

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits and Index of Exhibits

              (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-6812 and incorporated herein by reference.

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


                                        WINDSOR PARK PROPERTIES 4,
                                        A California Limited Partnership


                                        By:  The Windsor Corporation,
                                             its General Partner



                                        By  /s/ Steven G. Waite
                                            --------------------------------
                                            STEVEN G. WAITE
                                            President

Date:  May 7, 1999