Form 10QSB
period 1999-06-30
WINDSOR PARK PROPERTIES 4
filed 1999-08-12
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended     June 30, 1999
                                 -------------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



      For the transition period from _________________________ to
      _________________________


  Commission file number   0-15700
                         -------------------------------------------------


          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                      33-0202608
 ---------------------------------------      ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

           6160 S. Syracuse Way, Greenwood Village, Colorado  80111
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
          ----------------------------------------------------------
                          (Issuer's telephone number)



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

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                        Page
                                                                        ----

Item 1.   Financial Statements                                             2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8


                                    PART II
                                    -------

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 6.   Exhibits and Reports on Form 8-K                                10

          SIGNATURE                                                       11

                                    PART I
                                    ------

Certain matters discussed under Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 4, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------

                           WINDSOR PARK PROPERTIES 4
                          --------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                --------------
                                  (unaudited)

                                                                            June 30, 1999
                                                                      ---------------------------

ASSETS
------

Cash and cash equivalents                                               $               8,937,600
Other assets                                                                               10,200
                                                                      ---------------------------
Total Assets                                                            $               8,947,800
                                                                      ===========================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accounts payable                                                      $                 177,000
  Due to general partners and affiliates                                                   13,400
  Distribution payable                                                                  8,442,400
  Accrued expenses                                                                         59,200
                                                                      ---------------------------
Total Liabilities                                                                       8,692,000
                                                                      ---------------------------

Partners' equity:
  Limited partners                                                                        304,200
  General partners                                                                        (48,400)
                                                                      ---------------------------

                                                                                          255,800
                                                                      ---------------------------
Total Liabilities and Partners' Equity                                  $               8,947,800
                                                                      ===========================



                See accompanying notes to financial statements.

                                                     WINDSOR PARK PROPERTIES 4
                                                    --------------------------
                                                (A California Limited Partnership)
                                                     STATEMENTS OF OPERATIONS
                                                    -------------------------
                                                            (unaudited)

                                                                               Three Months Ended June 30,
                                                              ------------------------------------------------------------

                                                                         1999                            1998
                                                              ----------------------------     ---------------------------

REVENUES
--------

Rent and utilities                                               $                 165,100       $                 204,800
Equity in earnings of joint ventures and limited partnerships                       47,100                          35,400
Interest                                                                             4,100                           6,200
Gain on sale of property and joint venture interests                             3,687,900                          96,400
Other                                                                                2,300                           2,800
                                                              ----------------------------     ---------------------------

                                                                                 3,906,500                         345,600
                                                              ----------------------------     ---------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                  66,100                         145,600
Depreciation and amortization                                                       31,200                          59,900
Interest                                                                                 0                          71,700
General and administrative:
 Related parties                                                                     5,700                           7,100
 Other                                                                              22,200                          13,600
 Liquidation expenses                                                              190,500                               0
                                                              ----------------------------     ---------------------------
                                                                                   315,700                         297,900
                                                              ----------------------------     ---------------------------

Net income                                                       $               3,590,800       $                  47,700
                                                              ============================     ===========================

Net income - general partners                                    $                  38,900       $                     500
                                                              ============================     ===========================

Net income - limited partners                                    $               3,551,900       $                  47,200
                                                              ============================     ===========================

Basic and diluted earnings per limited partnership unit          $                   18.19       $                    0.24
                                                              ============================     ===========================



                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 4
                          --------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           -------------------------
                                  (unaudited)

                                                                               Six Months Ended June 30,
                                                              ------------------------------------------------------------

                                                                          1999                            1998
                                                              ----------------------------     ---------------------------

REVENUES
--------

Rent and utilities                                               $                 319,600       $                 500,900
Equity in earnings of joint ventures and limited partnerships                       79,200                          78,100
Interest                                                                             8,200                          14,800
Gain on sale of property and joint venture interests                             3,687,900                          13,800
Other                                                                                4,400                          96,400
                                                               ----------------------------     ---------------------------

                                                                                 4,099,300                         704,000
                                                              ----------------------------     ---------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                 127,700                         322,400
Depreciation and amortization                                                       65,200                         119,800
Interest                                                                                 0                         114,800
General and administrative:
  Related parties                                                                    9,900                          17,400
  Other                                                                             38,800                          28,900
  Liquidation expenses                                                             190,500                               0
                                                              ----------------------------     ---------------------------
                                                                                   432,100                         603,300
                                                              ----------------------------     ---------------------------

Net income                                                       $               3,667,200       $                 100,700
                                                              ============================     ===========================

Net income - general partners                                    $                  38,900       $                   1,000
                                                              ============================     ===========================

Net income - limited partners                                    $               3,628,300       $                  99,700
                                                              ============================     ===========================

Basic and diluted earnings per limited partnership unit          $                   18.58       $                    0.51
                                                              ============================     ===========================



                 See accompanying notes to financial statements

                                                  WINDSOR PARK PROPERTIES 4
                                              ----------------------------------
                                              (A California Limited Partnership)
                                                   STATEMENTS OF CASH FLOWS
                                             -----------------------------------
                                                         (unaudited)

                                                                 --------------------------------------------------
                                                                              Six Months Ended June 30,
                                                                 --------------------------------------------------
                                                                         1999                            1998
                                                                 --------------------             -----------------
Cash flows from operating activities:
Net income                                                          $       3,667,200                $      100,700
Adjustments to reconcile net income to net cash
Provided by operating activities:
 Depreciation and amortization                                                 65,200                       119,800
 Equity in earnings of joint ventures and limited
 Partnerships                                                                 (79,200)                      (78,100)
 Joint ventures' and limited partnerships cash
 distributions                                                                 79,200                        78,100
 Gain on sale of property and joint venture interests                      (3,687,900)                      (96,400)
 Amortization of deferred financing costs                                           0                        72,400

 Changes in operating assets and liabilities:
 Decrease (increase) in other assets                                            6,400                         5,900
 (Decrease) increase in accounts payable                                      176,200                       (19,100)
 Decrease in due to general partners and affiliates                            (7,200)                      (30,300)
 Increase in accrued expenses                                                   7,600                        37,800
 Tenant deposits and other liabilities                                        (16,000)                            0
                                                                 --------------------             -----------------
Net cash provided by operating activities                                     211,500                       190,800
                                                                 --------------------             -----------------

Cash flows from investing activities:
 Investment in joint venture and limited partnerships                         (63,900)                       10,800
 Joint ventures' and limited partnerships cash
 distributions                                                                117,300                       238,000
Proceeds from sale of property and joint venture interests                  8,382,200                     1,565,400
Increase in property held for investment                                      (25,200)                      (48,100)
                                                                 --------------------             -----------------

Net cash provided by investing activities                                   8,410,400                     1,766,100
                                                                 --------------------             -----------------

Cash flows from financing activities:
  Payoff of mortgage note payable                                                   0                    (1,775,000)
  Cash distributions                                                         (219,900)                     (220,200)
  Repurchase of limited partnership units                                           0                        (7,800)
                                                                 --------------------             -----------------

Net cash (used in) provided by financing activities                          (219,900)                   (2,003,000)
                                                                 --------------------             -----------------

Net increase (decrease) in cash and cash equivalents                        8,402,000                       (46,100)

Cash and cash equivalents at beginning of period                              535,600                       561,400
                                                                 --------------------             -----------------

Cash and cash equivalents at end of period                          $       8,937,600                 $     515,300
                                                                 ====================             =================
Non cash transactions:
Distribution payable                                                $       8,430,000                 $           0

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 4, A California Limited Partnership (the "Partnership"), was formed in June 1986 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, ("TWC") and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100 percent of the shares of TWC. The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit, which commenced in September 1986 and terminated in September 1987.

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership was extended, the General Partners were obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust ("N'Tandem"), an externally-advised California business trust in which Chateau, as of June 30, 1999, held 9.8% of the outstanding common and preferred shares. The transaction contemplated the sale by the Partnership of its single remaining wholly-owned property and its six partially owned properties (together, the "remaining assets") to N'Tandem. The consummation of the transaction was subject to the satisfaction of certain conditions including the approval of a majority of the Partnership's limited partners. On June 30, 1999, the transaction was overwhelmingly approved and consented to by the Limited Partners.

The aggregate purchase price paid for the Remaining Assets was $11,871,750 and the net proceeds received by the Partnership were $8,382,200. The Partnership recorded a gain on sale of $3,687,900. On July 15, 1999, the Partnership distributed cash of $8,430,000. Pursuant to the plan of liquidation, the General Partners are currently in the process of liquidating and dissolving the Partnership. The remaining cash will be used for final expenses of the Partnership and a final distribution to the partners.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1999 and the related statements of operations for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnership consisted of interests in six manufactured home communities prior to the sale of these interests on June 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1999 and 1998 are as follows:

                                                1999                       1998
                                       -----------------------     ----------------------
   Total revenues                      $             1,758,600     $            1,758,000
   Expenses:
   Property operating                                  793,100                    818,700
   Interest                                            421,400                    457,900
   Depreciation                                        366,500                    349,900
   General and administrative                           11,500                      8,700
                                       -----------------------     ----------------------

                                                     1,592,500                  1,635,200
                                       -----------------------     ----------------------

   Net income                          $               166,100     $              122,800
                                       =======================     ======================

NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1999 was 195,266; and 195,461 and 195,433 for the three and six months ended June 30, 1998, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the six months ended June 30, 1999 and 1998 follows:

                                                   1999                                      1998
                                    ----------------------------------        ---------------------------------
                                                             Per                                        Per
                                       Amount                Unit                 Amount                Unit
                                       ------                ----                 ------                ----
Net income  - Limited Partners      $  3,628,300           $     18.58        $     99,700            $    0.51
Return of capital                              0                     0             118,200                 0.60
Net income in excess of
 distributions                        (3,410,500)               (17.46)                  0                    0
                                    ------------           -----------        ------------            ---------

                                    $    217,800           $      1.12        $    217,900            $    1.11
                                    ============           ===========        ============            =========

A distribution in the amount of $8,345,700 was made to the Limited Partners on July 15, 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Three months ended June 30, 1999 as compared to three months ended June 30, 1998
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Expiration of Term of Partnership
---------------------------------

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership was extended, the General Partners were obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust ("N'Tandem"), an externally-advised California business trust in which Chateau, as of June 30, 1999, held 17% of the outstanding common stock. The transaction contemplated the sale by the Partnership of its single remaining wholly-owned property and its six partially owned properties (together, the "remaining assets") to N'Tandem. The consummation of the transaction was subject to the satisfaction of certain conditions including the approval of a majority of the Partnership's limited partners. On June 30, 1999, the transaction was overwhelmingly approved and consented to by the Limited Partners.

The aggregate purchase price paid for the Remaining Assets was $11,871,750 and the net proceeds received by the Partnership were $8,382,200. The Partnership recorded a gain on sale of $3,687,900. On July 15, 1999, the Partnership distributed cash of $8,430,000. Pursuant to the plan of liquidation, the General Partners are currently in the process of liquidating and dissolving the Partnership. The remaining cash will be used for final expenses of the Partnership and a final distribution to the partners.

Results of Operations
---------------------

The results of operations for the three months ended June 30, 1999 and 1998 are not directly comparable due to the sale of Sunrise Village in May 1998 and the sale of the Remaining Assets on June 30, 1999. The Partnership recognized net income of $3,590,800 and $47,700 for the three months ended June 30, 1999 and 1998, respectively. Net income per limited partnership unit was $18.19 in 1999 and $0.24 in 1998.

Rent and utilities revenues decreased from $204,800 in 1998 to $165,100 in 1999, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $35,400 in 1998 to $47,100 in 1999 due to rent increases at the communities.

Property operating expenses decreased from $145,600 in 1998 to $66,100 in 1999 due to the sale of Sunrise Village.

Interest expense decreased from $71,700 in 1998 to $0 in 1999 due to the payoff of the Partnership's mortgage debt associated with the sale of Sunrise Village.

General and administrative expense increased from $20,700 in 1998 to $218,400 in 1999 due to liquidation expenses of the Partnership.

Six months ended June 30, 1999 as compared to six months ended June 30, 1998
----------------------------------------------------------------------------

Results of Operations
---------------------

The results of operations for the six months ended June 30, 1999 and 1998 are not directly comparable due to the sale of Sunrise Village in May 1998 and the sale of the Remaining Assets on June 30, 1999. The Partnership recognized net income of $3,667,200 and $100,700 for the six months ended June 30, 1999 and 1998, respectively. Net income per limited partnership unit was $18.58 in 1999 and $0.51 in 1998.

Rent and utilities revenues decreased from $500,900 in 1998 to $319,600 in 1999, due to the sale of Sunrise Village.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of six manufactured home communities. Equity in earnings of joint ventures and limited partnerships remained relatively constant from $78,100 in 1998 to $79,200 in 1999.

Property operating expenses decreased from $322,400 in 1998 to $127,700 in 1999 due to the sale of Sunrise Village.

Interest expense decreased from $114,800 in 1998 to $0 in 1999 due to the payoff of the Partnership's mortgage debt associated with the sale of Sunrise Village.

General and administrative expense increased from $46,300 in 1998 to $239,200 in 1999 due to liquidation expenses of the Partnership.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1999 were from the operations of its investment properties, distributions from joint ventures and the sale of its Remaining Assets. The primary uses of cash during the same period were for cash distributions to partners.

                                    PART II
                                    -------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Information relating to the submission of matters to the vote of the Limited Partners during the quarter ended June 30, 1999 is set forth in the Partnership's current Report on Form 8-K, dated June 30, 1999, and is incorporated herein by reference.

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

Date:  August 13, 1999