Form 10QSB
period 1999-09-30
WINDSOR PARK PROPERTIES 4
filed 1999-11-12
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended  September 30, 1999
                                             ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ___________ to ___________

                     Commission file number   0-15700
                                              -------

          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            California                                      33-0202608
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation   (IRSEmployer Identification No.)
or organization)

            6160 S. Syracuse Way, Greenwood Village, Colorado  80111
            --------------------------------------------------------
                    (Address of principal executive offices)

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

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                            Page
                                                            ----
Item 1.   Financial Statements                                 2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  8

                                    PART II
                                    -------

Item 1.   Legal Procedures                                    10

Item 6.   Exhibits and Reports on Form 8-K                    10

          SIGNATURE                                           11


                                    PART I
                                    ------

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 4, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                     September 30, 1999
                                                     ------------------

ASSETS
------
Cash and cash equivalents                            $             219,600
Other assets                                                        10,200
                                                     ---------------------
Total Assets                                         $             229,800
                                                     =====================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accounts payable                                   $                 400
  Due to general partners and affiliates                            20,100
  Accrued expenses                                                  63,100
                                                     ---------------------
Total Liabilities                                                   83,600
                                                     ---------------------

Partners' equity:
  Limited partners                                                 195,600
  General partners                                                 (49,400)
                                                     ---------------------
                                                                   146,200
                                                     ---------------------

Total Liabilities and Partners' Equity               $             229,800
                                                     =====================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                                     Three Months Ended September 30,
                                                                      ----------------------------------------------------------
                                                                                     1999                          1998
                                                                      ----------------------------------------------------------
REVENUES
--------

Rent and utilities                                                    $                     0        $                 156,400
Equity in earnings of joint ventures and limited partnerships                               0                           35,600
Interest                                                                               20,200                            5,500
Other                                                                                       0                            2,300
                                                                     ------------------------        -------------------------
                                                                                       20,200                          199,800
                                                                     ------------------------        -------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                      1,900                           75,100
Depreciation and amortization                                                               0                           30,900
Interest                                                                                    0                                0
General and administrative:
 Related parties                                                                        6,300                            7,100
 Other                                                                                 21,600                           13,900
 Liquidation expenses                                                                 100,000                                0
                                                                     ------------------------        -------------------------
                                                                                      129,800                          127,000
                                                                     ------------------------        -------------------------

Net income (loss)                                                     $              (109,600)       $                  72,800
                                                                     ------------------------        -------------------------

Net income (loss) - general partners                                  $                (1,000)       $                     700
                                                                     ------------------------        -------------------------

Net income (loss) - limited partners                                  $              (108,600)       $                  72,100
                                                                     ------------------------        -------------------------

Basic and diluted earnings per limited partnership unit               $                  (.56)       $                    0.37
                                                                     ========================        =========================

                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                                      Nine Months Ended September 30,
                                                                      ----------------------------------------------------------
                                                                                     1999                          1998
                                                                      ----------------------------------------------------------
REVENUES
--------

Rent and utilities                                                    $               319,600       $                 657,300
Equity in earnings of joint ventures and limited partnerships                          79,200                         113,700
Interest                                                                               28,300                          20,200
Gain on sale of property and joint venture interests                                3,687,900                               0
Other                                                                                   4,400                         112,500
                                                                     ------------------------     ---------------------------
                                                                                    4,119,400                         903,700
                                                                     ------------------------     ---------------------------

COSTS AND EXPENSES
------------------

Property operating                                                                    129,600                         397,500
Depreciation and amortization                                                          65,200                         141,100
Interest                                                                                    0                         114,800
 General and administrative:
  Related parties                                                                      16,200                          24,400
  Other                                                                                60,300                          42,700
  Liquidation expenses                                                                290,500                               0
                                                                     ------------------------     ---------------------------
                                                                                      561,800                         720,500
                                                                     ------------------------     ---------------------------

Net income                                                            $             3,557,600       $                 183,200
                                                                     ========================     ===========================

Net income - general partners                                         $                37,900       $                   1,800
                                                                     ========================     ===========================

Net income - limited partners                                         $             3,519,700       $                 181,400
                                                                     ========================     ===========================

Basic and diluted earnings per limited partnership unit               $                 18.03       $                    0.93
                                                                     ========================     ===========================

                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                             ----------------------------------------------------------
                                                                           Nine Months Ended September 30,
                                                             ----------------------------------------------------------
                                                                         1999                          1998
                                                             ----------------------------------------------------------
Cash flows from operating activities:
 Net income                                                  $           3,557,600        $              183,200
Adjustments to reconcile net income to net cash
Provided by operating activities:
 Depreciation and amortization                                              65,200                       141,100
 Equity in earnings of joint ventures and limited
 Partnerships                                                              (79,200)                     (113,700)
 Joint ventures' and limited partnerships cash
 distributions                                                              79,200                       113,700
 Gain on sale of property and joint venture interests                   (3,687,900)                      (96,400)
 Amortization of deferred financing costs                                        0                        72,400

 Changes in operating assets and liabilities:
 Decrease (increase) in other assets                                         6,400                        11,100
 (Decrease) increase in accounts payable                                      (400)                      (21,300)
 Decrease in due to general partners and affiliates                           (500)                      (23,300)
 (Decrease) increase in accrued expenses                                      (900)                       65,800
 Tenant deposits and other liabilities                                     (16,000)                            0
                                                             ---------------------        ----------------------
Net cash (used in) provided by operating activities                        (76,500)                      332,600
                                                             ---------------------        ----------------------

Cash flows from investing activities:
 Investment in joint venture and limited partnerships                      (63,900)                            0
 Joint ventures' and limited partnerships cash
 distributions                                                             117,300                       284,000
Proceeds from sale of property and joint venture                         8,382,200                     1,565,400
 interests
Increase in property held for investment                                   (25,200)                      (91,900)
                                                             ---------------------        ----------------------
Net cash provided by investing activities                                8,410,400                     1,757,500
                                                             ---------------------        ----------------------

Cash flows from financing activities:
 Payoff of mortgage note payable                                                 0                    (1,775,000)
 Cash distributions                                                     (8,649,900)                     (440,500)
 Repurchase of limited partnership units                                         0                        (7,800)
                                                             ---------------------        ----------------------
Net cash (used in) provided by financing activities                     (8,649,900)                   (2,223,300)
                                                             ---------------------        ----------------------

Net increase (decrease) in cash and cash equivalents                      (316,000)                     (133,200)

Cash and cash equivalents at beginning of period                           535,600                       561,400
                                                             ---------------------        ----------------------
Cash and cash equivalents at end of period                   $             219,600        $              428,200
                                                             =====================        ======================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 4, A California Limited Partnership (the "Partnership"), was formed in June 1986 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100 percent of the shares of TWC. The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit, which commenced in September 1986 and terminated in September 1987.

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership was extended, the General Partners were obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its Remaining Assets not sold to third parties to N'Tandem Trust, an externally-advised California business trust in which Chateau, as of September 30, 1999, held 9.8% of the outstanding common and preferred shares ("N'Tandem"). The transaction contemplated the sale by the Partnership of its single remaining wholly-owned property and its six partially owned properties (together, the "Remaining Assets") to N'Tandem. The consummation of the transaction was subject to the satisfaction of certain conditions including the approval of a majority of the Partnership's limited partners. On June 30, 1999, the transaction was overwhelmingly approved and consented to by the Limited Partners.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1999 and the related statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnership consisted of interests in six manufactured home communities prior to the sale of these interests on June 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1999 and nine months ended September 30, 1998 are as follows:

                                          1999                     1998
                                 ---------------------     ---------------------
  Total revenues                 $           1,758,600     $           2,624,300
  Expenses:
   Property operating                          793,100                 1,237,300
   Interest                                    421,400                   675,800
   Depreciation                                366,500                   524,800
   General and administrative                   11,500                    12,600
                                 ---------------------     ---------------------

                                             1,592,500                 2,450,500
                                 ---------------------     ---------------------
  Net income                     $             166,100     $             173,800
                                 =====================     =====================

NOTE 4.  BASIC AND DILUTED EARNINGS PER LIMITED PARTNERSHIP UNIT
         -------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1999 was 195,266; and 195,461 and 195,437 for the three and nine months ended September 30, 1998, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the nine months ended September 30, 1999 and 1998 follows:

                                                    1999                  1998
                                ------------------------  --------------------

                                                     Per                   Per
                                       Amount       Unit       Amount     Unit
                                       ------       ----       ------     ----
Net income  - Limited Partners  $   3,519,700   $  18.03   $  181,400  $  0.93
Return of capital                   5,043,700      25.83      254,300     1.30
                                -------------   --------   ----------  -------
                                $   8,563,400   $  43.86   $  435,700  $  2.23
                                =============   ========   ==========  =======

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Three months ended September 30, 1999 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1998
------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Expiration of Term of Partnership
---------------------------------

In accordance with the Partnership Agreement, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership was extended, the General Partners were obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its Remaining Assets not sold to third parties to N'Tandem, an externally-advised California business trust in which Chateau, as of September 30, 1999, held 9.8% of the outstanding common and preferred shares. The transaction contemplated the sale by the Partnership of the Remaining Assets to N'Tandem. The consummation of the transaction was subject to the satisfaction of certain conditions including the approval of a majority of the Partnership's limited partners. On June 30, 1999, the transaction was overwhelmingly approved and consented to by the Limited Partners.

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

Results of Operations
---------------------

The results of operations for the three months ended September 30, 1999 and 1998 are not directly comparable due to the sale of Sunrise Village in May 1998 and the sale of the Remaining Assets on June 30, 1999. The Partnership recognized a net loss of $109,600 and net income of $72,800 for the three months ended September 30, 1999 and 1998, respectively. Net income (loss) per limited partnership unit was ($.56) in 1999 and $0.37 in 1998.

General and administrative expense increased from $21,000 in 1998 to $127,900 in 1999 due to liquidation expenses of the Partnership.

Nine months ended September 30, 1999 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1998
--------

Results of Operations
---------------------

The results of operations for the nine months ended September 30, 1999 and 1998 are not directly comparable due to the sale of Sunrise Village in May 1998 and the sale of the Remaining Assets on June 30, 1999. The Partnership recognized net income of $3,557,600 and $183,200 for the nine months ended September 30, 1999 and 1998, respectively. Net income per limited partnership unit was $18.03 in 1999 and $0.93 in 1998.

Rent and utilities revenues decreased from $657,300 in 1998 to $319,600 in 1999, due to the sale of Sunrise Village and the Remaining Assets.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of nine manufactured home communities. Equity in earnings of joint ventures and limited partnerships decreased from $113,700 in 1998 to $79,200 in 1999 due to sale of these interests on June 30, 1999.

Property operating expenses decreased from $397,500 in 1998 to $129,600 in 1999 due to the sale of Sunrise Village and the Remaining Assets.

Interest expense decreased from $114,800 in 1998 to $0 in 1999 due to the payoff of the Partnership's mortgage debt associated with the sale of Sunrise Village.

General and administrative expense increased from $67,100 in 1998 to $367,000 in 1999 due to liquidation expenses of the Partnership.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1999 were from the operations of its investment properties, distributions from joint ventures and the sale of its Remaining Assets. The primary uses of cash during the same period were for cash distributions to partners.

                                    PART II
                                    -------

Item 1.  Legal Proceedings
         -----------------

         Information regarding the Partnership's legal proceedings is contained in the Partnership's Consent Solicitation Statement Supplement, as filed with the Securities and Exchange Commission on June 4, 1999, under the caption "Subsequent Events; Legal Proceedings" and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits and Index of Exhibits

           (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Registration Statement No. 33-6812 and incorporated herein by reference.

           (27)  Financial Data Schedule

           (aa) Consent Solicitation Statement Supplement, dated June 2, 1999, filed as Exhibit (d) (2) to the Partnership's Schedule 13E-3 (Amendment No. 4) and incorporated herein by reference.

     (b) Reports on Form 8-K

           On July 15, 1999, the Partnership filed a Current Report on Form 8-K, dated June 30, 1999, reporting, under Item 2, the sale of the Partnership's Remaining Assets to N'Tandem Trust.

                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WINDSOR PARK PROPERTIES 4,
                      A California Limited Partnership

                      By:  The Windsor Corporation, its Managing General Partner



                      By  /s/ Steven G. Waite
                      --------------------------------
                          STEVEN G. WAITE
                          President

Date:  November 12, 1999