Form 10KSB40/A
period 1999-12-31
WINDSOR PARK PROPERTIES 4
filed 2000-03-30
CIK 796177

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[   ]  TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ............... to ..............

Commission file number 0-15700

          WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
              (Exact name of small business issuer in its charter)

        California                                            33-0202608
--------------------------                              -----------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           6160 South Syracuse Way, Greenwood Village, Colorado      80111
    ------------------------------------------------------------------------
           (Address of principal executive offices)               (Zip Code)

Issuer's telephone number:   (303) 741-3707

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

      Issuer's revenues for its most recent fiscal year:  $4,120,900

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

Item 1.     Description of Business                                          3

Item 2.     Description of Properties                                        3

Item 3.     Legal Proceedings                                                4

Item 4.     Submission of Matters to a Vote of Security Holders              5

                                     PART II

Item 5.     Market for the Partnership's Units and Related
            Security Holder Matters                                          5

Item 6.     Management's Discussion and Analysis                             5

Item 7.     Financial Statements                                             8

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             19

                                    PART III

 Item 9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act      19

Item 10.    Executive Compensation                                          20

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management                                                      20

Item 12.    Certain Relationships and Related Transactions                  21

Item 13.    Exhibits and Reports on Form 8-K                                21

            SIGNATURES                                                      22

                                     PART I


Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 4, A California Limited Partnership (the "Partnership"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  DESCRIPTION OF BUSINESS

The Partnership was formed in June 1986 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1997, Chateau Communities, Inc., a publicly-held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

Expiration of Term of Partnership

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

The transaction with N'Tandem contemplated the sale by the Partnership of its single remaining wholly-owned property and its six partially-owned properties (together, the "Remaining Assets") to N'Tandem. The consummation of the transaction was subject to the satisfaction of certain conditions, including the approval of a majority of the Partnership's Limited Partners. On June 30, 1999, the transaction was approved and consented to by a majority of the Limited Partners.

The aggregate purchase price paid for the Remaining Assets was $11,871,750 and the net proceeds received by the Partnership were $8,382,200. The Partnership recorded a gain on sale of $3,687,900. On July 15, 1999, the Partnership distributed cash of $8,430,000 to the Limited and General Partners. Pursuant to the plan of liquidation, the General Partners are currently in the process of liquidating and dissolving the Partnership. The remaining cash will be used for final expenses of the Partnership and a final distribution to the partners.

Item 2.  DESCRIPTION OF PROPERTY

At December 31, 1999, the Partnership did not own any property. See "DESCRIPTION OF BUSINESS-Expiration of Term of Partnership" above.

Item 3.  LEGAL PRODEEDINGS

On May 10, 1999, Ira Gaines, a limited partner of the Partnership, filed a purported class action and derivative complaint (the "Complaint"), on behalf of himself and other similarly situated Limited Partners, against the General Partners, in their capacity as the general partners of the Partnership, and the Directors and the President of TWC, in the Superior Court of the State of California, County of San Diego. The Complaint asserts causes of action arising out of the Partnership's sale of its Remaining Assets to N'Tandem and alleges the following: (i) wrongful failure to liquidate timely the Partnership in that its term expired on December 31, 1997 and to engage in sustained efforts to liquidate the Partnership's remaining properties, thus allegedly tying up the Limited Partners' money for longer than was contemplated or allowed under the agreement of limited partnership of the Partnership, (ii) breach of fiduciary duty owed by the defendants to the Partnership and its Limited Partners in that the defendants allegedly failed to take steps to ensure the entire fairness of the transaction and that the selling prices for the Partnership's assets allegedly do not fairly and adequately represent their present value, and (iii) breach of the defendants' contractual duties owed to the Partnership and its Limited Partners in that the agreement of limited partnership of the Partnership prohibits sales of property to a Partnership sponsor. In the Complaint, the plaintiff is seeking relief in the form of monetary damages and an award of expenses and a dissolution of the Partnership and the appointment of an independent liquidating trustee to liquidate the Partnership's assets.

On December 3, 1999, Mr. Gaines, also a limited partner of Windsor Park Properties 3, A California Limited Partnership ("Windsor 3"), and Windsor Park Properties 6, A California Limited Partnership ("Windsor 6"), amended the Compliant, in response to two proposed transactions whereby Windsor 3 and Windsor 6 would each, in separate transactions, sell their properties and other assets to N'Tandem for cash and, thereafter, would liquidate in accordance with their respective partnership agreements (the "Proposed Transactions"), by filing an amended purported class action and derivative complaint (the "Amended Complaint"), on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of the Partnership, Windsor 3 and Windsor 6, and the Directors and the President of TWC, in the Superior Court of the State of California, County of San Diego. In addition to the original allegations set forth in the Complaint, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the defendants to Windsor 3 and Windsor 6 and their limited partners in that the defendants allegedly failed to take steps to ensure the entire fairness of the Proposed Transactions by proposing to sell the partnerships' assets at prices that were improperly discounted from the appraisal values and without taking steps to seek out alternative purchasers or otherwise maximize value to the limited partners.

In the Amended Complaint, the plaintiff asserts causes of action for breach of contract, breach of fiduciary duty and a derivative claim for breach of fiduciary duty and seeks relief in the form of monetary damages and an award of expenses and a dissolution and the appointment of an independent liquidating trustee to liquidate assets. Although the General Partners dispute each claim set forth in the Amended Complaint, they have concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, the General Partners have reached an agreement in principle that would settle all claims in the action, subject to court approval of a definitive signed agreement. The proposed settlement, if approved, provides for the total payment of more than $1 million by the defendants, plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of the Partnership, Windsor 3 and Windsor 6, against all of the defendants and any affiliated persons or entities. Accordingly, there would be available for distribution to Limited Partners of the Partnership an aggregate of approximately $144,000 as additional compensation if the proposed settlement is approved. In connection with the proposed settlement, the defendants have agreed not to object to the application by plaintiffs' counsel to the court for an award of up to one-third of the aggregate settlement amount to be paid as attorney's fees and expenses. As a result, if the proposed settlement is approved, the General Partners estimate that those Limited Partners of the Partnership who do not elect to exclude themselves from the class will receive, after payment of estimated attorney's fees and expenses to plaintiffs' counsel, an amount of approximately $0.74 per unit of limited partner interest (each, a "Unit"). This amount will be in addition to the amounts previously distributed to Limited Partners in connection with the sale of the Remaining Assets and the liquidation of the Partnership. Pursuant ot the terms of the proposed settlement agreement, the General Partners have the right, but not the obligation, to terminate the proposed settlement if the limited partners of either Windsor 3 or Windsor 6 fail to approve their respective Proposed Transactions.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Partnership's security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER

MATTERS

A public market for the Partnership's Units does not exist and is not likely to develop. As of December 31, 1999, there were approximately 2,400 holders of record holding an aggregate of 195,266 Units.

Cash distributions paid to Limited Partners since December 31, 1997 are as follows:

                                             Per $1,000
                          Aggregate          Originally
   Date Paid              Amount (1)         Invested (2)
-------------------------------------------------------------

July 1999              $ 8,345,700 (3)         $ 415.21 (3)
February 1999           $  217,800             $  10.84

August 1998             $  217,900             $  10.84
February 1998           $  217,800             $  10.84


---------------------------------
(1)   Amounts exclude General Partner participation.
(2)   Computed based on $20,100,000 original investment.
(3) Amount includes distributions paid pursuant to the Partnership's plan of liquidation. See "DESCRIPTION OF BUSINESS - Expiration of Term of Partnership."

Cash distributions paid to the General Partners since December 31, 1997, including liquidating distributions, have been $91,100.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Certain statements in this discussion constitute

"forward-looking statements," and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Expiration of Term of Partnership

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

The transaction with N'Tandem contemplated the sale by the Partnership of the Remaining Assets to N'Tandem. The consummation of the transaction was subject to the satisfaction of certain conditions, including the approval of a majority of the Partnership's Limited Partners. On June 30, 1999, the transaction was approved and consented to by the Limited Partners.

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

Results of Operations

The results of operations for the year ended December 31, 1999 and 1998 are not directly comparable due to the sale of Sunrise Village in May 1998 and the sale of the Remaining Assets on June 30, 1999. The Partnership recognized net income before extraordinary item of $3,521,600 and $209,500 for the years ended December 31, 1999 and 1998, respectively. Net income per Unit before extraordinary item was $17.84 in 1999 and $0.88 in 1998.

Rent and utilities revenues decreased from $815,500 in 1998 to $319,600 in 1999, due to the sale of Sunrise Village and the Remaining Assets.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of nine manufactured home communities. Equity in earnings of joint ventures and limited partnerships decreased from $110,900 in 1998 to $72,900 in 1999, due to the sale of these interests in June 1999.

Property operating costs decreased from $471,200 in 1998 to $122,300 in 1999 due to the sale of Sunrise Village and the Remaining Assets.

Interest expense decreased from $126,000 in 1998 compared to $0 in 1999 due to the payoff of the Partnership's mortgage debt associated with the sale of Sunrise Village.

General and administrative expenses increased from $90,900 in 1998 to $411,800 in 1999 due to liquidation expenses of the Partnership.

Liquidity and Capital Resources

The Partnership's principal sources of liquidity during the years ended December 31, 1999 and 1998 were its cash flow generated from the operation of its communities, distributions from joint ventures and limited partnerships, and the sale of its Remaining Assets. Net cash used in operating activities was $83,400 for the year ended December 31, 1999 and net cash provided by operating activities was $390,900 for the year ended December 31, 1998. At December 31, 1999, the Partnership's cash amounted to $212,500.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to Partners and debt service. Cash distributions to partners totaled $8,650,100 and $440,200 for the years ended December 31, 1999 and 1998, respectively.

Inflation

All of the leases or terms of residents' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance

The Partnership had all systems appropriately modified to be compliant for the year 2000 and, following the date change to the year 2000, has not experienced any material impact on its financial condition or operations.

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:
                                                                            Page
                                                                            ----

Report of Independent Accountants                                            9

Balance Sheet as of December 31, 1999                                       10

Statements of Operations for the Years Ended
 December 31, 1999 and 1998                                                 11

Statements of Partners' Equity for the Years Ended
 December 31, 1999 and 1998                                                 12

Statements of Cash Flows for the Years Ended
 December 31, 1999 and 1998                                                 13

Notes to Financial Statements                                               14

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Windsor Park Properties 4,
(A California Limited Partnership)



In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 4, A California Limited Partnership (the "Partnership") at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Denver, Colorado
March 23, 2000

                            WINDSOR PARK PROPERTIES 4
                     (A California Limited Partnership)


                                  BALANCE SHEET

ASSETS                                                  December 31, 1999
                                                        -----------------

Cash and cash equivalents                                 $      212,500
                                                          --------------

Total Assets                                              $      212,500
                                                          ==============

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accrued expenses                                       $       71,900
   Due to general partners and affiliates
                                                                  30,600
                                                          --------------

Total Liabilities                                                102,500
                                                          --------------

Commitments and Contingencies (Note 9)

Partners' Equity
   Limited Partners                                              159,900
   General Partners                                              (49,900)
                                                          --------------

Total Partners' Equity                                           110,000
                                                          --------------

Total Liabilities and Partners' Equity                    $      212,500
                                                          ==============

                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                For the Year Ended December 31,
                                                                -------------------------------
                                                                      1999          1998
                                                                   -----------   -----------
REVENUES
Rent and utilities                                                 $   319,600   $   815,500
Equity in  earnings of joint  ventures  and limited partnerships        72,900       110,900
Interest                                                                29,900        24,600
Gain of sale of  property  held for  sale                            3,687,900       115,000
Other                                                                   10,600        17,500
                                                                   -----------   -----------
                                                                     4,120,900     1,083,500
                                                                   -----------   -----------

COSTS AND EXPENSES

Property operating expenses                                            122,300       471,200
Depreciation                                                            65,200       185,900
Interest                                                                    --       126,000
Liquidation Expenses                                                   290,500            --
General and administrative:
   Related parties                                                      21,900        29,600
   Other                                                                99,400        61,300
                                                                   -----------   -----------
                                                                       599,300       874,000
                                                                   -----------   -----------

Income before extraordinary item                                   $ 3,521,600   $   209,500

Extraordinary loss from early  extinguishment of debt                       --       (35,500)
                                                                   -----------   -----------
Net income                                                         $ 3,521,600   $   174,000
                                                                   ===========   ===========

Net income - general partners                                      $    37,500   $    37,900
                                                                   ===========   ===========

Net Income - limited partners                                      $ 3,484,100   $   136,100
                                                                   ===========   ===========

Basic and diluted earnings per limited partnership unit:
Income before extraordinary item                                   $     17.84   $      0.88
Extraordinary loss from early extinguishment of debt                        --         (0.18)
                                                                   -----------   -----------

Net income - limited partners                                      $     17.84   $      0.70
                                                                   ===========   ===========

                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                           General        Limited
                                           Partners       Partners         Total
                                        -------------    -----------    -----------
Balance at December 31, 1997              $   (34,200)   $ 5,552,700    $ 5,518,500

Cash distributions                             (4,500)      (435,700)      (440,200)

Net income                                     37,900        136,100        174,000

Repurchase of limited partnership units            --        (13,800)       (13,800)
                                          -----------    -----------    -----------

Balance at December 31, 1998              $      (800)   $ 5,239,300    $ 5,238,500

Cash distributions                            (86,600)    (8,563,500)    (8,650,100)

Net income                                     37,500      3,484,100      3,521,600
                                          -----------    -----------    -----------

Balance at December 31, 1999              $   (49,900)   $   159,900    $   110,000
                                          ===========    ===========    ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                    For the Year Ended December 31,
                                                                    -------------------------------
                                                                         1999             1998
                                                                    -------------    --------------
Cash flows from operating activities:
   Net income                                                         $ 3,521,600    $   174,000
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                                         65,200        185,900
      Equity in earnings of joint ventures and limited partnerships       (72,900)      (110,900)
      Joint ventures' and limited partnerships cash distributions          72,900        110,900
      Gain on sale of property and joint ventures                      (3,687,900)      (115,000)
      Extraordinary loss from early extinguishment of debt                     --         35,500
      Amortization of deferred financing costs                                 --         72,400
   Changes in operating assets and liabilities:
      Decrease in other assets                                             16,600         34,000
      Decrease in accounts payable                                           (800)       (23,700)
      Increase in accrued expenses                                          7,900         44,600
      Decrease in tenant deposits and other liabilities                   (16,000)            --
      Increase (decrease) due to general partner and affiliates            10,000        (16,800)
                                                                      -----------   ------------
Net cash (used in) provided by operating activities                       (83,400)       390,900
                                                                      -----------    -----------

Cash flows from investing activities:
   Joint ventures' and limited partnerships' cash distributions           123,600        390,500
   Increase in property held for sale                                     (25,200)       (91,900)
   Proceeds from sale of property and other assets                      8,382,200      1,548,500
   Investment in joint venture and limited partnerships                   (70,200)       (34,800)
                                                                      -----------    -----------

   Net cash provided by investing activities                            8,410,400      1,812,300
                                                                      -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners                                      (8,650,100)      (440,200)
   Repayments of mortgage note payable                                         --     (1,775,000)
   Repurchase of limited partnership units                                     --        (13,800)
                                                                      -----------    -----------

Net cash used in financing activities                                  (8,650,100)    (2,229,000)
                                                                      -----------    -----------
Net decrease in cash and cash equivalents                             $  (323,100)   $   (25,800)

Cash and cash equivalents at beginning of year                        $   535,600    $   561,400
                                                                      -----------    -----------

Cash and cash equivalents at end of year                              $   212,500    $   535,600
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest (none capitalized)          $         0    $   169,682
                                                                      ===========    ===========

                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE PARTNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership

Windsor Park Properties 4, A California Limited Partnership (the "Partnership"), was formed in June 1986 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

The Partnership was funded through a public offering of 200,000 limited partnership units at $100 per unit, which commenced in September 1986 and terminated in September 1987.

In accordance with the Partnership Agreement, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership was extended, the General Partners were obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village Property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust, an externally-advised California business trust in which Chateau, as of December 31, 1999, held 9.8% of the outstanding common and preferred shares ("N'Tandem"). Accordingly, the Partnership and N'Tandem proposed a transaction whereby the Partnership would sell its single remaining wholly-owned property and its six partially-owned properties to N' Tandem. The consummation of the transaction was subject to the satisfaction of certain conditions including the approval of a majority of the Partnership's limited partners. On June 30, 1999, the transaction was approved and consented to by the limited partners.

Property Held For Sale

During 1999 and 1998, property held for sale was recorded at the lower of cost or net realizable value and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. The Partnership has continued to operate its property held for sale in the normal course of business and, accordingly, has continued to record depreciation expense. When assets were sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance were charged to operations as incurred.

Investments in Joint Ventures and Limited Partnerships Held For Sale

The investments in joint ventures and limited partnerships were accounted for utilizing the equity method of accounting as the properties were subject to joint control requiring approval or mutual agreement of the investors. The investment in limited partnerships was also accounted for utilizing the equity method as the limited partners have significant rights.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Diluted Earnings per Limited Partnership Unit

Basic and diluted earnings per limited partnership unit are calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated, which is the same as income available, to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1999 and 1998 was 195,266 and 195,429, respectively.

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

NOTE 2.  PARTNERSHIP AGREEMENT

In accordance with the partnership agreement, the maximum liability of the limited partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1999 and 1998 was 195,266, which represented capital contributions of $19,526,600. During the year ended December 31, 1999, the Partnership did not repurchase any units. In 1998, the Partnership repurchased 310 units for $13,800 from the limited partners. The general partners owned 1,030 units at both December 31, 1999 and 1998.

The general partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the limited partners and 1% to the general partners.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $21,900 and $29,600 for such costs during the years ended December 31, 1999 and 1998, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1999, the Partnership owed TWC $30,600.

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

The general partners received cash distributions of $86,600 and $4,500 for the years ended December 31, 1999 and 1998, respectively.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS HELD FOR

SALE

The Partnership's investments in joint ventures and limited partnership consisted of interests in six manufactured home communities prior to the sale of these interests on June 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1999 and the year ended December 31, 1998 are as follows:


                                  For the Six Months        For the Year Ended
Results of operations             Ended June 30, 1999       December 31, 1998
                                  -------------------       ------------------

Property revenues                   $     1,758,600         $     3,483,600
                                    ---------------         ---------------

Expenses:
   Property operating                       792,200               1,701,500
   Depreciation                             290,000                 890,400
   Interest                                 497,900                 728,800
   General and administrative                 6,900                      --
                                    ---------------         ---------------

                                          1,587,000               3,320,700
                                    ---------------         ---------------

Net income (loss)                   $       171,600         $       162,900
                                    ===============         ===============

NOTE 4.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the limited partners for the years ended December 31, 1999 and 1998 follows:


                                        1999                                1998
                           -----------------------------           --------------------------
                                                  Per                                  Per
                             Amount               Unit              Amount             Unit
                           -----------            ------           ---------           ------
Net income
  Limited Partners         $ 3,484,100            $17.84           $ 136,100           $ 0.70

Return of Capital            5,079,400             26.01             299,600             1.53
                           -----------            ------           ---------           ------

Total distributions        $ 8,563,500            $43.85           $ 435,700           $ 2.23
                           ===========            ======           =========           ======


NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these financial instruments.

NOTE 6.  CONTINGENCIES

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

NOTE 7.  RELATED PARTY TRANSACTIONS

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $11,000 and $41,300 for the years ended December 31, 1999 and 1998, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $58,500 and $124,100 for the years ended December 31, 1999 and 1998, respectively.

NOTE 8.  EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT:

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The General Partners of the Partnership are TWC and John A. Coseo, Jr.

In July 1994, TWC merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to TWC.

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of TWC do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of TWC follow:

                Name              Age                   Office
      ------------------------- -------- --------------------------------------
      Steven G. Waite             45     President and Director
      Gary P. McDaniel            54     Director
      C.G. Kellogg                56     Director

A brief background of the general partners, directors and certain executive officers of TWC follows.

Steven G. Waite (45) joined TWC in August 1997 as President and a director. Since 1991, until his involvement with TWC, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (54) a director of TWC, has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau"), since February 1997 and is a trustee of Windsor Real Estate Investment Trust 8, a real estate investment trust that is advised by TWC. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc. since 1993, has been a principal of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United states Air Force.

C.G. ("Jeff") Kellogg (56) has been President and a director of Chateau Communities, Inc. since its inception and was Chief Executive Officer of the Company from its inception to February 1997. For the five years preceding the formation of Chateau Communities, Inc., Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (60) was the founder of TWC in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of TWC in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. or the directors or executive officers of TWC. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to TWC by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

      No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

The following table presents certain information regarding the number of Units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1999:

                                                       Amount and Nature of      Percent of
    Title of Class              Beneficial Owner       Beneficial Ownership        Class
    --------------              ----------------       --------------------      -----------
Units of Limited           John A. Coseo, Jr.
   Partnership Interest       A General Partner                    30               .015%

Units of Limited           The Windsor Corporation
   Partnership Interest       A General Partner                 1,000               .512%
                                                                -----               ----

Units of Limited           All General Partners
   Partnership Interest       As a group                        1,030               .527%
                                                                =====               ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1999 and 1998.


Form of Compensation and Enitity Receiving               1999             1998
------------------------------------------             --------         --------

Expense reimbursement - TWC                           $  21,900         $ 29,600
Cash Distributions - TWC                                 86,600            4,500
                                                      ---------         --------

                                                      $ 108,500         $ 34,100
                                                      =========         ========

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day March 2000.


               WINDSOR PARK PROPERTIES 4
               A  California  Limited Partnership by:

               THE WINDSOR CORPORATION

               By:    /s/ Steven G. Waite
                      -------------------------
                          STEVEN G. WAITE
                          President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                                        Date
---------                       -----                                        ----

/s/ Steven G. Waite           President of The Windsor Corporation, a      March 30, 2000
----------------------------  general partner of the Partnership
  STEVEN G. WAITE


/s/ Gary P. McDaniel           Director                                    March 30, 2000
----------------------------
GARY P. MCDANIEL


/s/ C.G. Kellogg               Director                                    March 30, 2000
---------------------------
C.G. KELLOGG


/s/ John A. Coseo, Jr.         General Partner                             March 30, 2000
---------------------------
JOHN A. COSEO, JR.