Form 10QSB
period 2000-03-31
WINDSOR PARK PROPERTIES 4
filed 2000-05-15
CIK 796177

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended   March 31, 2000
                                               ------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


           For the transition period from _________________________ to


                         Commission file number   0-15700
                                               ----------


           WINDSOR PARK PROPERTIES 4, A CALIFORNIA LIMITED PARTNERSHIP
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               California                              33-0202608
-------------------------------------------      ---------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


            6160 So. Syracuse Way, Greenwood Village, Colorado 80111
            ---------------------------------------------------------
                    (Address of principal executive offices)



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
Yes  (x)     No  ( )
     ---         ---

Transitional small business disclosure format (check one): Yes [ ]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                           Page
                                                                           ----

Item 1.   Financial Statements                                                2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


                                    PART II
                                    -------


Item 3.   Legal Proceedings                                                   8

Item 6.   Exhibits and Reports on Form 8-K                                    9

          SIGNATURE                                                          10

                                     PART I
                                     ------

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 4, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------
ASSETS                                                          March 31, 2000
------                                                          --------------
Cash and cash equivalents                                        $    148,000
Other assets                                                           37,400
                                                                --------------

Total Assets                                                     $    185,400
                                                                ==============
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
   Accounts payable                                              $      2,100
   Accrued expenses                                                    42,300
   Due to general partners and affiliates                              36,100
                                                                --------------

Total Liabilities                                                      80,500
                                                                --------------
Partners' Equity
   Limited partners                                                   (50,000)
   General partners                                                   154,900
                                                                --------------

Total Partners' Equity                                                104,900
                                                                --------------

Total Liabilities and Partners' Equity                           $    185,400
                                                                ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2000             1999
                                                ---------          ---------
REVENUES
--------

Rent and utilities                              $       -          $ 154,500
Equity in earnings of joint ventures
  and limited partnerships                             --             32,000
Interest                                            1,900              4,100
Other                                                  --              2,200
                                                ---------          ---------

                                                    1,900            192,800
                                                ---------          ---------

COSTS AND EXPENSES
------------------

Property operating expenses                            --             61,600
Depreciation                                           --             34,000
General and administrative:
   Related parties                                  5,500              4,200
   Other                                            1,500             16,600
                                                ---------          ---------

                                                    7,000            116,400
                                                ---------          ---------

Net income (loss)                               $  (5,100)         $  76,400
                                                =========          =========

Net income (loss) - general partners            $    (100)         $     800
                                                =========          =========

Net Income (loss) - limited partners            $  (5,000)         $  75,600
                                                =========          =========

Basic and diluted earnings per
  limited partnership unit                      $   (0.03)         $    0.39
                                                =========          =========



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 4
                           -------------------------
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                           2000         1999
                                                                    -------------  -------------
Cash flows from operating activities:
   Net income (loss)                                                  $  (5,100)      $  76,400
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                                           --          34,000
      Equity in earnings of joint ventures and limited partnerships          --         (32,000)
      Joint ventures' and limited partnerships cash distributions            --          32,000
   Changes in operating assets and liabilities:
      Decrease in other assets                                          (37,400)         (4,900)
      Increase (decrease) in accounts payable                             2,100            (800)
      Decrease (increase) in accrued expenses                           (29,600)         15,100
      Increase in other liabilities                                          --             200
      Increase due to general partner and affiliates                      5,500           5,700
                                                                    -------------  -------------

Net cash (used in) provided by operating activities                     (64,500)        125,700
                                                                    -------------  -------------
Cash flows from investing activities:
   Joint ventures' and limited partnerships' cash distributions              --          32,400
   Increase in property held for investment                                  --         (25,000)
                                                                    -------------  -------------

   Net cash provided by investing activities                                 --           7,400
                                                                    -------------  -------------
Cash flows from financing activities:
   Cash distributions to partners                                            --        (219,900)
                                                                    -------------  -------------

Net cash used in financing activities                                        --        (219,900)
                                                                    -------------  -------------

Net decrease in cash and cash equivalents                             $ (64,500)      $ (86,800)

Cash and cash equivalents at beginning of period                      $ 212,500       $ 535,600
                                                                    -------------  -------------

Cash and cash equivalents at end of period                            $ 148,000       $ 448,800
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

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership was extended, the General Partners were obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust, an externally-advised California business trust in which Chateau, as of March 31, 2000, held 9.8% of the outstanding common and preferred shares ("N'Tandem").

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 2000 and the related statements of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnership consisted of interests in six manufactured home communities prior to the sale of these interests on June 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1999 are as follows:


Results of operations                                  1999
---------------------                       ------------------------

Property revenues                            $               878,800
                                            ------------------------

Expenses:
   Property operating                                        408,800
   Depreciation                                              182,600
   Interest                                                  211,000
   General and administrative                                  3,800
                                            ------------------------

                                                             806,200
                                            ------------------------

Net income (loss)                            $                72,600
                                            ========================


NOTE 4.  BASIC AND DILUTED EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------------

Basic and diluted earnings (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 2000 and 1999 was 195,266.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. There were no distributions to limited partners during the first quarter of 2000 due to the pending dissolution of the Partnership which will result in the payment of final liquidating distributions to Limited Partners. A breakdown of cash distributions to Limited Partners for the three months ended March 31, 1999 follows:


                                        1999
                                 -------------------
                                               Per
                                  Amount       Unit
                                 --------   --------
Net income
  Limited Partners               $ 75,600   $   0.39
Return of Capital                 142,000       0.72
                                 --------   --------

Total distributions              $217,600   $   1.11
                                 ========   ========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Three months ended March 31, 2000 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1999
----

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Expiration of Term of Partnership
---------------------------------

In accordance with the Partnership's Agreement of Limited Partnership, the term of the Partnership expired on December 31, 1997 and, unless the term of the Partnership was extended, the General Partners were obligated to take actions to liquidate and dissolve the Partnership. Accordingly, in the fourth quarter of 1997, the General Partners began to develop a plan to liquidate the Partnership. The first phase of such plan of liquidation involved the Partnership's marketing of its Sunrise Village property, a wholly-owned property, and Harmony Ranch property, a partially-owned property, for sale. As a result, the Partnership sold the Sunrise Village property for approximately $1.7 million to a third party in May 1998. The second phase of such plan of liquidation involved the sale by the Partnership of its remaining assets not sold to third parties to N'Tandem Trust, an externally-advised California business trust in which Chateau, as of March 31, 2000, held 9.8% of the outstanding common and preferred shares ("N'Tandem").

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


Results of Operations
---------------------

The results of operations for the three months ended March 31, 2000 and 1999 are not directly comparable due to the sale of the Remaining Assets on June 30, 1999. The Partnership recognized a net loss of $5,100 and net income of $76,400 for the three months ended March 31, 2000 and 1999, respectively. Net income
(loss) per limited partnership unit was ($0.03) in 2000 and $0.39 in 1999.

General and administrative expense decreased from $20,800 in 1999 to $7,000 in 2000 due to the sale of the Remaining Assets.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal source of liquidity during the three months ended March 31, 2000 was its cash from the sale of its Remaining Assets. The primary use of its capital resources during the same period was for partnership operating expenses. At March 31, 2000, the Partnership's cash amounted to $148,000.

                                     PART II
                                     -------

Item 1.  Legal Proceedings
         -----------------

     On May 10, 1999, Ira Gaines, a limited partner of the Partnership, filed a purported class action and derivative complaint (the "Complaint"), on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of the Partnership, and the Directors and the President of TWC, in the Superior Court of the State of California, County of San Diego. The Complaint asserted causes of action arising out of the Partnership's sale of its Remaining Assets to N'Tandem and alleges the following: (i) wrongful failure to liquidate timely the Partnership in that its term expired on December 31, 1997, thus allegedly tying up the limited partners' money for longer than was contemplated or allowed under the agreement of limited partnership of the Partnership; (ii) breach of fiduciary duty owed by the defendants to the Partnership and its limited partners by allegedly failing to take steps to assure the entire fairness of the transaction and that the selling prices for the Partnership's assets fairly and adequately represented their present value; and (iii) breach of the agreement of limited partnership by allegedly proposing to sell partnership assets to a sponsor of the Partnership without prior consent of the limited partners.

On December 3, 1999, Mr. Gaines, also a limited partner of Windsor Park Properties 3, A California Limited Partnership ("Windsor 3") and Windsor Park Properties 6, a California Limited Partnership ("Windsor 6"), amended the Complaint, in response to the Proposed Transactions of the Partnership and similar transactions separately proposed with respect to Windsor 3 and Windsor 6, by filing an amended purported class action and derivative complaint (the "Amended Complaint") in the Superior Court of the State of California, County of San Diego, on behalf of himself and other similarly situated limited partners, against the General Partners, in their capacity as the general partners of the Partnership, Windsor 3, and Windsor 6, and the Directors and the President of TWC. In addition to the original allegations set forth in the Complaint concerning the Partnership, the Amended Complaint also alleges generally breach of fiduciary duty and contractual duties owed by the defendants to Windsor 3 and Windsor 6 and their limited partners by allegedly failing to take steps to ensure the entire fairness of the transactions by proposing to sell such partnerships' assets at prices that were improperly discounted from their appraised values and without taking steps to seek out alternative purchasers or otherwise maximize value to the limited partners. The Complaint and the Amended Complaint both sought monetary damages, an award of expenses, dissolution of the Partnership, and the appointment of an independent liquidating trustee to liquidate the Partnership's assets.

Although the General Partners dispute each claim set forth in the Complaint and Amended Complaint, they concluded that the further defense of this action would be protracted, expensive and distracting to their operations. To that end, on February 17, 2000, the General Partners executed a settlement agreement with Mr. Gaines and the class he sought to represent providing for the total payment by the defendants of more than $1 million, plus the costs of administering the settlement fund (including the mailing of notice to class members), in return for releases from all actual and potential claims concerning the management or operation of the Partnership, Windsor 3 and Windsor 6 against all of the defendants and any affiliated persons or entities. On May 2, 2000, the Superior Court approved the settlement and entered a Final Order and Judgment discharging all claims and enjoining the class from commencing suit at any time on any claim related to the operation or management of the Partnership, Windsor 3 and Windsor
6. In connection with the settlement, the Court awarded plaintiffs' counsel one-third of the aggregate settlement amount as attorney's fees, plus expenses. As a result, the General Partners estimate that those Limited Partners who did not elect to exclude themselves from the class will receive, after payment of estimated attorney's fees and expenses to plaintiffs' counsel, an amount of approximately $.74 per unit of limited partner interest.

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

Date:  May 15, 2000